Form 10-K405
period 1996-06-30
CLAREMONT TECHNOLOGY GROUP INC
filed 1996-09-27
CIK 1013736

- -------------------------------------------------------------------------------
- -------------------------------------------------------------------------------
                                    UNITED STATES
                          SECURITIES AND EXCHANGE COMMISSION
                               WASHINGTON, D.C.  20549
                                      FORM 10-K

                                ---------------------

             [X]    ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                           SECURITIES EXCHANGE ACT OF 1934
                      For the Fiscal Year Ended:  June 30, 1996
                                          OR
           [ ]    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                           SECURITIES EXCHANGE ACT OF 1934
             For the transition period from ____________ to ____________
                           COMMISSION FILE NUMBER:  0-28654

                           CLAREMONT TECHNOLOGY GROUP, INC.
                (Exact name of registrant as specified in its charter)
         OREGON                                               93-1004490
(STATE OR OTHER JURISDICTION                             (I.R.S. EMPLOYER
OF INCORPORATION OR ORGANIZATION)                        IDENTIFICATION NO.)
                          1600 N.W. COMPTON DRIVE, SUITE 210
                               BEAVERTON, OREGON  97006
                               ------------------------
                (Address of principal executive offices and zip code)
                                     503-690-4000
                                     ------------
                 (Registrant's telephone number including area code)
          SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:  NONE
             SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:
                           COMMON STOCK, WITHOUT PAR VALUE
                                   (Title of Class)

                                 -------------------
    Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days:
                   Yes [ ]     No [X]
    Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K, or any amendment to
this Form 10-K.   [ X ]
    The aggregate market value of the voting stock held by non-affiliates of the Registrant is $145,279,714 as of August 30, 1996 based upon the last sales price as reported by Nasdaq.
    The number of shares outstanding of the Registrant's Common Stock as of August 30, 1996 was 7,273,404 shares.
    The Index to Exhibits appears on page 27 of this document.

                                 --------------------
                         DOCUMENTS INCORPORATED BY REFERENCE
                                        NONE.
- --------------------------------------------------------------------------------
- --------------------------------------------------------------------------------

                          CLAREMONT TECHNOLOGY GROUP, INC.
                           1996 FORM 10-K ANNUAL REPORT
                                 TABLE OF CONTENTS

                                                                          Page
                                                                          ----
                                      PART I

Item 1.  Business                                                          2

Item 2.  Properties                                                        9

Item 3.  Legal Proceedings                                                 10

Item 4.  Submission of Matters to a Vote of Security Holders               10

                                     PART II

Item 5.  Market for Registrant's Common Equity and Related
         Stockholder Matters                                               11

Item 6.  Selected Financial Data                                           11

Item 7.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations                               12

Item 8.  Financial Statements and Supplementary Data                       17

Item 9.  Changes in and Disagreements With Accountants on
         Accounting and Financial Disclosure                               17

                                     PART III

Item 10. Directors and Executive Officers of the Registrant                18

Item 11. Executive Compensation                                            20

Item 12. Security Ownership of Certain Beneficial Owners and Management    23

Item 13  Certain Relationships and Related Transactions                    24

                                     PART IV

Item 14. Exhibits, Financial Statement Schedules and Reports on Form 8-K   26

Signatures                                                                 28

                                        PART I

Item 1.  Business
- -------  --------

OVERVIEW
Claremont Technology Group, Inc. ("Claremont" or the "Company"), was organized in 1989 and provides enterprise-wide information technology ("IT") solutions that re-engineer mission-critical business processes such as customer service, order processing, billing and logistics. Claremont delivers its services, including IT planning, systems integration and development and outsourcing, through a project management methodology that can employ reusable object oriented software modules and transferable design frameworks on a fixed-price basis or a time and materials basis. Claremont provides solutions to large organizations in select IT intensive, vertical markets, including communications, financial services and pension/retirement services. Claremont's clients consist of large corporations and government organizations in the United States and certain foreign markets including Canada, the United Kingdom, Saudi Arabia and New Zealand.

Claremont provides its services to organizations within industries where technology- enabled change and re-engineering of business processes can have a significant competitive impact. The Company's focus on opportunities within select vertical markets is facilitated by its expertise with the particular customer interface within these markets and its dedication to partner with clients to co-develop large scale business solutions. The Company's clients include: AT&T and its subsidiaries, Fred Meyer, Inc., Lucent Technologies, Ohio State Teachers Retirement System and PacifiCorp.

INDUSTRY BACKGROUND
Organizations today face constant pressure to improve the quality of products and services, reduce cost and time to market and improve operating efficiency while strengthening customer relationships. To compete effectively, organizations must improve business processes to empower the end user and must develop internal decision-making processes and methods of exchanging information that are more efficient and effective. Such changes mean that IT deployment decisions are increasingly made at the senior executive level rather than at the departmental level and are implemented across the entire organization. Information systems and their rapid development and deployment have become a source of strategic advantage and are increasingly mission-critical.

As IT systems have evolved to a value-added component of an organization's strategy, the need has grown to design, develop and deploy business applications solutions rapidly, flexibly and in a technological framework that supports today's geographically distributed business environment. Consequently, there has been a shift in the past few years in the computing platforms favored by large organizations, from single-vendor legacy mainframe-based systems to open, multi-vendor client/server computing systems, and most recently to corporate intranets. However, the benefits of client/server and other advanced technologies can be difficult to obtain, because designing, developing, deploying and managing client/server systems is complex, time consuming and costly. In addition, organizations often lack the range and depth of skills necessary to develop these systems internally and often cannot effectively attract and retain personnel with the required technological expertise.

Organizations increasingly wish to use their information systems to address these mission-critical business processes faster and more effectively at a lower cost. Computer information systems now often serve as the primary information resource through which organizations serve their customers, and increasingly serve as the organization's primary interface to its customers. Many organizations have found that among the most compelling applications that employ client/server technology are solutions that effectively distribute information directly to the business end-user who services customers, or directly to the customers themselves. Applications such as customer service, order processing, billing, distribution and logistics directly influence an organization's ability to generate customer satisfaction and revenue, and therefore tend to be priorities for allocation of any organization's capital budgets in both strong and slow economic climates.


The complexity of current technologies, the lack of sufficient in-house resources and the competitive pressures requiring rapid implementation of new mission-critical systems in client/server and distributed technologies, have led to increasing demand for third-party solution providers. To meet that demand effectively, providers of applications and systems solutions require global reach, a full range of technical skill, ability to provide the best available technologies, in-depth knowledge of the customer interface in particular industries and the ability to manage complex technological projects to completion on time and within budget.

CLAREMONT SERVICES
Claremont provides IT applications solutions encompassing IT planning, IT systems integration and development, and IT outsourcing of IT maintenance/enhancement services for large corporations and government organizations in the United States and certain foreign markets including Canada, the United Kingdom, Saudi Arabia and New Zealand. Through its TISE methodology, the Company seeks to deliver, in a timely fashion, cost effective systems that meet the clients' needs and provide the flexibility to meet future application processing requirements. The Company's TISE methodology for delivering its services is typically divided into the three phases illustrated below:

The following is a brief description of each phase and task of the TISE methodology:
    PHASE I: IT CONSULTING. Generally, IT Consulting precedes the actual systems integration project and is completed in a timeframe of one to two months. IT Consulting typically concludes with a return-on-investment analysis and a proposal including budgets and anticipated timeframe for implementation of the proposed solution. The purpose of this phase is to allow executives, managers and end users from the client work in partnership with Claremont consultants to develop recommendations for strategic business process changes. Claremont's preference is to also develop a high-level architectural infrastructure design in this phase which provides Claremont and the client with a structural roadmap for approaching Phase II, the Systems Development/Integration phase.

    PHASE II: SYSTEMS DEVELOPMENT/INTEGRATION. Systems Development/Integration generally results in delivery of a fully implemented solution in three to 12 months. Appropriate application of the TISE methodology during this phase results in the development of the IT solution, as well as the effective implementation of that solution and meaningful change in the client's business processes. Systems Development/Integration involves these stages:

             PROCESS DESIGN. A key to Phase II of the TISE methodology is an assessment of the operational impact of a new system, and designing re-engineered business processes for the client to insure that the solution developed will provide the desired results. This process begins at the earliest stages of the design of the application itself, and continues throughout the Systems Development/Integration process. These processes lead to the generation of a high-level object oriented business model and the development of an architected system infrastructure, and can often draw on VALUE SERVER design frameworks already developed by Claremont as central design elements.
             SYSTEM DEVELOPMENT. Once the high-level system infrastructure is in place, the TISE methodology places an emphasis on solving detail-level system logic and design problems before coding begins, and results in sufficiently detailed specifications that enable Claremont to complete the actual coding and testing of the application's software objects in a highly controlled, factory-like manufacturing process. In this process, where appropriate, Claremont can incorporate previously developed and reusable software modules.
    Because Claremont's solutions replace, rather than simply surround, the client's old and often inflexible legacy code, system development also includes the development of a significant number of interfaces to other client systems. Claremont assembles all the code from the previously completed tasks and conducts a functional test of the new system.
             SYSTEM DEPLOYMENT. Complete implementation of the solution requires two final steps. The first is developing the new job descriptions and operational procedures and training people in how to take maximum advantage of the new system. The second step is to put the entire system through a complete test from the user's perspective, including testing the software, as well as the new procedures and the interfaces with existing systems.

    PHASE III: OUTSOURCING. Outsourcing of the ongoing support and enhancement for the client's new system and/or total system environment is an area of Claremont's services that has increased over the past three years. The outsourcing phase of the TISE methodology provides opportunities for the Company to enhance client partnerships and broaden the scope of its engagements.

While individual Phase I projects are small, typically $25,000 to $100,000, total client engagements regularly involve multiple projects over several years and can generate revenue in excess of $20 million. Claremont has been successful in negotiating resale rights for several of its software solutions.

Claremont provides its services on both a time and materials and fixed-price basis. Invoices for time and materials work are presented on a bi-weekly or monthly basis. Invoices for fixed-price engagements are presented in accordance with achievement of negotiated milestones or dates during the development process.

TECHNOLOGICAL EXPERTISE
Claremont's Advanced Technology/Internet Practice provides technological resources across all of Claremont's industry practice areas and seeks to build and maintain the Company's expertise in leading edge technologies. Advanced Technology/Internet Practice personnel are located in Montreal, Canada; Basking Ridge, New Jersey; Columbus and

Cleveland, Ohio; Beaverton, Oregon; Sacramento, California; Seattle, Washington and North Sydney, Australia. The Advanced Technology/Internet Practice is managed on a world-wide basis so that clients, regardless of location, have access to Claremont's technical expertise.

At present, Claremont focuses its advanced technology skills in four main areas: object oriented systems development; electronic commerce (internet/intranet and groupware solutions); client/server enterprise architectures (complex network management); and on-line analytical processing (executive support systems/data warehousing). Claremont uses its relationships with hardware and software providers such as Arbor Software Corporation, Forte Software, Inc., Hewlett Packard Company, IBM, Netscape Communications Corporation, Oracle
Technology, Inc., Silicon Graphics, Inc., and SyBase, Inc. to help ensure that it remains current with the latest technology and to serve as a source of new business opportunities for the Company's industry practice areas.

Claremont has captured its knowledge of certain business transactional processes in the form of reusable software objects which it refers to as VALUE SERVERS. These reusable software modules, built upon modern object oriented client/server software concepts, serve as software engines to provide a mechanism to transfer code among clients and hence reduce the cost of the software development process. VALUE SERVERS exist for the communications, retirement and environmental practices. Each server is designed for flexibility and is enhanced with each additional client assignment.

MARKETS AND CLIENTS
Claremont focuses its marketing efforts on clients in information-intensive businesses, including communications, financial services, government services and retail/commercial services/manufacturing and other. Within these vertical markets, the Company targets clients for whom enterprise-wide IT solutions can provide a competitive advantage. The Company intends to continue to pursue opportunities to provide its services in other industry sectors with similar needs.

Claremont's most significant clients, in terms of revenue earned in the fiscal 1996, within its industry practice areas are listed below:
         COMMUNICATIONS                          FINANCIAL SERVICES
         --------------                          ------------------
AT&T                                        Bank One
Lucent Technologies                         Colonial Pacific Leasing
Sprint                                      Lloyds Bank
     PENSION/RETIREMENT AND                 RETAIL/COMMERCIAL SERVICES/
    OTHER GOVERNMENT SERVICE                  MANUFACTURING AND OTHER
    ------------------------                  -----------------------
California Public Employees Retirement      Blue Cross/Blue Shield Oregon
 System ("CalPERS")                         Fred Meyer, Inc.
Mississippi Public Employee Retirement      PacifiCorp
 System ("Mississippi PERS")                Wacker Siltronic Corporation
Ohio State Teachers Retirement
 System ("Ohio STRS")
State of Oregon, Department of
 Environmental Quality

The Company has in the past derived, and may in the future derive, a significant portion of its revenue from a relatively small number of clients. For the fiscal year ended June 30, 1996, the Company had three clients which each represented in excess of 10 percent of the Company's revenues: Lucent Technologies, 20
percent, Ohio STRS, 14 percent and Mississippi PERS, 11 percent.   For the
fiscal year ended June 30, 1995, the Company had two clients which each represented in excess of 10 percent of the Company's revenues: Ohio STRS, 38 percent and AT&T Network Systems Group (now Lucent Technologies), 19 percent.

The volume of work performed for specific clients is likely to vary from year to year, and a major client in one year may not use the Company's services in a subsequent year. The loss of any large client could have a material adverse effect on the Company's business, financial condition and results of operations. Most of the Company's contracts are terminable by the client following limited notice and without significant penalty to the client. The cancellation of a large project or a significant reduction in the scope of such a project could have a material adverse effect on the Company's business, financial condition and results of operations, and in the past the cancellation of a large project has had such an effect. Furthermore, a decision by any large client not to proceed with a project to the stage anticipated by the Company could have a material adverse effect on the Company's business, financial condition and results of operations. As a result of the Company's focus in specific industries the Company's business, financial condition and results of operations are influenced by economic and other conditions affecting these industries.

The Company's IT consulting services focus on four key industry sectors: communications, financial services, pension/retirement and other government services and retail/commercial services/manufacturing and other which represented approximately 30 percent, 5 percent, 34 percent and 31 percent, respectively, of the Company's revenue for the fiscal year ended June 30, 1996.

    COMMUNICATIONS.   During fiscal 1995 and fiscal 1996, the Company performed
a number of engagements, including assisting in developing the business architecture models for the Saudi Arabian telephone expansion project. AT&T and Lucent Technology are among the Company's clients and the Company has recently added Sprint and the New Zealand Telephone Company to its client list. The communications practice area has developed a VALUE SERVER consisting of a reusable set of object oriented software modules constructed to support communications clients in their billing and customer care functions. Collectively, these modules represent a highly flexible VALUE SERVER to support these critical billing and customer care business functions. The Company believes that in suitable applications the reusable software modules will enable Claremont to offer its clients reduced development time and cost.

    FINANCIAL SERVICES. Lloyd's Bank is the anchor account for the financial services practice area, and is served out of Claremont's London and Montreal offices. Substantial efforts in this practice area are also underway in Ohio, where BancOne, Limited Credit Services and Fifth Third Bank are clients of the Company, and in the Pacific Northwest where Frank Russell and Colonial Pacific Leasing are clients of the Company.

    PENSION/RETIREMENT AND OTHER GOVERNMENT SERVICES. Claremont began its pension/retirement systems practice as a result of a strategic partnership with the Ohio STRS. The relationship has produced a VALUE SERVER consisting of reusable software modules for the pension/retirement systems industry, which is being marketed under the name CLARETY. The CLARETY product was created using the Forte software development client/server tool set. Claremont is currently implementing CLARETY software for Mississippi PERS, and CLARETY has just been selected for implementation by the State of New Hampshire. The Company believes that CLARETY software is the only object oriented client/server product of its kind being marketed to the pension/retirement systems market.

Claremont is a leading provider of IT consulting and custom software development services to the State of Oregon, Department of Environmental Quality and the State of Washington, Department of Ecology. For the Oregon Department of Environmental Quality, Claremont developed a software product called HWIMSY for tracking hazardous waste. Claremont now has marketing rights for this software. Claremont established the health and human services practice area in fiscal 1995 after the recruitment of a team of individuals with in-depth knowledge of the business processes associated with administering the enforcement of child support judgments. Claremont has begun work in the health and human services area for the state governments of Missouri, Oregon and Ohio. The Company has focused its pension/retirement and other government services practice on state and local governments. The Company does not currently provide services to the federal government.

    RETAIL/COMMERCIAL SERVICES/MANUFACTURING AND OTHER. The retail/commercial services/manufacturing and other practice area consists of services to the manufacturing, retail, public utility and health insurance industries. Claremont provides IT consulting, custom software development and application maintenance/ enhancement services to clients in all four industries. Projects in these industries include such applications as systems support for new food distribution systems; an inventory management system for a retail chain; an order processing system for a national wood products company and a customer service system encompassing such functions as meter management, work tracking and accounts receivable for a major utility.

INTELLECTUAL PROPERTY RIGHTS
The Company's success is dependent upon maintenance and protection of its intellectual property rights. The Company relies on a combination of copyrights, trade secrets and trademarks to protect its technology. The Company has applications pending at the United States Patent and Trademark Office with respect to the Company's VALUE SERVER, NORTHERN DIAMOND, PREMOST, VALUE SOFTWARE, TISE AND SPIBOX trademarks. The Company's practice has been to enter into confidentiality agreements with its employees and signed agreements that include nondisclosure provisions with its clients.

Despite these activities, no assurance can be given that the steps taken by the Company will provide adequate protection of its intellectual property rights or that competitors will not be able to develop similar or functionally equivalent methodologies or products. Furthermore, effective copyright and trade secret protection may be unavailable or limited in certain foreign countries. In addition, litigation may be necessary to enforce the Company's intellectual property rights, to protect the Company's trade secrets, to determine the validity and scope of the intellectual property rights of others or to defend against claims of infringement. Such litigation could result in substantial costs and diversion of resources and could have a material adverse effect on the Company's business, financial condition and results of operations. No assurance can be given that infringement or invalidity claims (or claims for indemnification resulting from infringement claims against third parties, such as clients) will not be asserted against the Company or that any such assertions would not have a material adverse effect on the Company's business, financial condition or results of operations. If infringement or invalidity claims are asserted against the Company, litigation may be necessary to defend the Company against such claims, and in certain circumstances the Company may choose to seek to obtain a license under the third-party's intellectual property rights. There can be no assurance that such licenses will be available on terms acceptable to the Company, if at all.

BUSINESS DEVELOPMENT
Claremont's business development efforts are based primarily upon personal contacts, the reputations of its senior personnel, industry marketing programs and attendance at appropriate industry forums. Claremont believes that business development is an integral part of the responsibility of practice area leaders and other senior project managers. Claremont also follows a practice of marketing its services through strategic alliances with a select list of hardware and software providers.

The Company employs an established selling methodology, the Miller-Heiman process. The Miller-Heiman process is focused on sales that involve multiple decision makers at different levels in large organizations. The process provides an analytical approach to identifying the key decision makers, determining with the client the value to be provided to the client and managing the sales process through completion. Claremont maintains a corporate information database referred to as the Opportunity Center to manage the selling process. The sale of a new project generally involves a three to six month effort. At any given time, numerous Claremont professionals are active in the development of new business. The coordination of their efforts and the tracking of their results is critical to Claremont's ability to forecast and adequately staff future work. Claremont's Opportunity Center is a critical management tool to assist the Company's senior executives in managing this process.

COMPETITION
The markets for the Company's services are highly competitive. The Company believes that it currently competes principally with the internal information systems groups of its prospective clients, as well as consulting and software integration firms including Andersen Consulting, the "Big Six" accounting firms, ISSC (an affiliate of IBM), Computer Sciences Corporation and with other hardware and applications software vendors. In addition there are a number of systems integrators who serve similar markets or provide similar services, such as Cambridge Technology Partners, Renaissance Solutions, Inc., SHL Systemhouse (a subsidiary of MCI), Sapient Corporation and Technology Solutions Company, with whom the Company competes or may compete in the future. Many of these companies have significantly greater financial, technical and marketing resources than the Company, generate greater revenue and have greater name recognition than the Company. In addition, there are relatively low barriers to entry into the Company's markets and the

Company has faced and expects to continue to face additional competition from new entrants into its markets.

The Company believes that the principal competitive factors in its markets include reputation, project management expertise, industry expertise, speed of development and implementation, technical expertise and ability to deliver on a fixed-price as well as a time and materials basis. There can be no assurance that the Company will be able to compete effectively with current and future competitors or that competitive pressures faced by the Company will not cause the Company's revenue or gross margins to decline or otherwise materially adversely affect its business, financial condition and results of operations.

CLAREMONT PERSONNEL
The success of the Company is based on attracting and retaining talented, creative and experienced people at all levels. The Company dedicates significant senior resources to its recruiting effort, primarily recruiting professionals with both IT consulting and industry experience. All of Claremont's managers and senior managers have substantial expertise in designing and implementing large-scale applications solutions, and many of them have relevant industry experience. As a result, the Company's consultants provide industry knowledge and line management expertise, in addition to technical expertise, to the
Company's clients.   As of June 30, 1996, the Company had a total of 519
employees.

There is significant competition for employees with the skills required to perform the services offered by the Company. Qualified project managers and senior technical and professional staff are in great demand and are likely to remain a limited resource for the foreseeable future. There can be no assurance that the Company will be successful in attracting a sufficient number of highly-skilled employees in the future, or that it will be successful in training, retaining and motivating employees. The Company's inability to attract, train and retain skilled employees or the Company's employees' inability to achieve expected levels of performance could impair the Company's ability to adequately manage and complete its existing projects and to bid for or obtain new projects.

In order to accommodate typical project development lead time, the Company has found that it must recruit and hire additional personnel on the basis of anticipated demand for their services. Although this practice has contributed to the Company's growth to date, there can be no assurance that demand for the Company's services will materialize as anticipated, and this practice could result in under-utilized employees and consequently have a material adverse effect upon the Company's business, financial condition and results of operations.


ITEM 2.  PROPERTIES
- ------   ----------

The Company's headquarters and principal administrative offices are located in approximately 11,011 square feet of leased space located in Beaverton, Oregon. In addition, Claremont has invested in three software development centers, which Claremont refers to as "software factories." These centers are located in Beaverton, Oregon; Montreal, Canada; and Columbus, Ohio.

The Company's west coast business development and technical development personnel operate from the Beaverton, Oregon location. The Company occupies these premises under a lease expiring in April 1999. In addition, the Company leases 14,517 square feet in Columbus, Ohio for its retirement system national practice, central region business development and technical lab. The lease relating to these premises expires in November 2000. The Company also leases office space in 11 other locations, including Basking Ridge, New Jersey; Bellevue, Washington; Cleveland, Ohio; Jackson, Mississippi; Morristown, New Jersey; Sacramento, California; New York, New York; White Plains, New York; Montreal, Canada; London, United Kingdom; and North Sydney, Australia, from which regional project management and business development is conducted. Leases for these premises range from 2,050 to 4,395 square feet. The Company anticipates that additional space may be required as the Company's business operations expand and believes it will be able to obtain suitable space as needed.


ITEM 3.  LEGAL PROCEEDINGS
- -------  -----------------

As of August 31, 1996, there were no material pending legal proceedings to which the Company or its subsidiaries are a party. From time to time, the Company becomes involved in ordinary, routine or regulatory legal proceedings incidental to the business of the Company.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
- -------  ---------------------------------------------------

A Special Meeting of Shareholders was held on May 17, 1996 at which the following actions were taken:

1. The shareholders elected the five nominees for director to the Board of Directors of the Company. The five directors elected, along with the voting results are as follows:
                        No. of Shares        No. of Shares      No. of Shares
    Name                 Voting For         Voting Against        Abstained
    ----                 ----------         --------------        ---------
    Paul J. Cosgrave     4,156,609               --                  50
    Dennis M. Goett      4,156,609               --                  50
    Neil E. Goldschmidt  4,131,708             24,901                50
    Phillip W. Seeley    4,115,493             41,116                50
    Jerry L. Stone       4,156,609               --                  50
2. The shareholders approved the Company's Second Restated Articles of Incorporation 4,156,609 shares were voted affirmatively and 50 shares abstained from voting).
3. The shareholders authorized and approved the Company's 1996 Stock Option Plan for Nonemployee Directors (4,140,777 shares were voted affirmatively, 15,832 shares were voted negatively and 50 shares abstained from voting).
4. The shareholders ratified and approved an amendment to the Claremont Technology Group, Inc. 1992 Stock Incentive Plan to increase the authorized shares thereunder from 4,100,000 to 5,000,000 (4,156,609 shares were voted affirmatively and 50 shares abstained from voting).

                                       PART II


ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
MATTERS

The Company's Common Stock commenced trading on the Nasdaq National Market System on July 19, 1996 with an initial offering price of $15.00 per share. On July 31, 1996 there were 101 shareholders of record of the Company's Common Stock. The Company has not paid dividends on its Common Stock in the past and does not anticipate paying dividends in the foreseeable future.

ITEM 6.  SELECTED FINANCIAL DATA

(In thousands, except per share data)           Year Ended June 30,
                                ------------------------------------------------
                                  1996     1995       1994     1993       1992
                                  ----     ----       ----     ----       ----
STATEMENT OF OPERATIONS DATA:
Revenue:
  Professional fees             $44,769   $27,292    15,713   $15,667    $9,368
  Resold products and services    2,556        --        --        --        --
                                ------------------------------------------------
     Total revenue               47,325    27,292    15,713    15,667     9,368
Costs and expenses:
  Project costs and expenses     23,988    13,704     9,106     9,112     6,275
  Resold products and services    2,410        --        --        --        --
  Selling, general and
   administrative                15,485    10,156     4,214     3,781     2,968
                                ------------------------------------------------
     Total costs and expenses    41,883    23,860    13,320    12,893     9,243
                                ------------------------------------------------
     Income from operations       5,442     3,432     2,393     2,774       125
Other income (expense), net       (169)        67        12        21        45
                                ------------------------------------------------
     Income before income taxes   5,273     3,499     2,405     2,795       170
Income tax expense                2,250     1,352       953     1,204        68
                                ------------------------------------------------
     Net income                  $3,023    $2,147    $1,452    $1,591      $102
                                ------------------------------------------------
                                ------------------------------------------------
     Net income per common share  $0.40     $0.31     $0.24     $0.28     $0.02
                                ------------------------------------------------
                                ------------------------------------------------
Weighted average number of
  common and common equivalent
  shares outstanding              7,612     7,319     6,269     5,796     4,544
                                ------------------------------------------------
                                ------------------------------------------------

                                                 As of June 30,
                                ------------------------------------------------
                                 1996       1995      1994      1993     1992
                                 ----       ----      ----      ----     ----
BALANCE SHEET DATA:
Cash and cash equivalents          $526      $340    $1,870    $1,818      $513
Working capital (deficit)        $3,450    $2,453    $2,045    $1,014    $(434)
Total assets                    $22,965    $9,578    $5,492    $4,620    $2,798
Long-term debt, excluding
  current installments           $1,578      $334        $8      $120      $178
Shareholders' equity             $8,970    $5,101    $2,883    $1,583        $7

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This report on Form 10-K contains certain information and trend statements that constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act, which involve risks and uncertainties. Actual results may differ materially from the results described in the forward-looking statements. When used in this document, the words "anticipate," "believe," "estimate," "expect," "intend" and other similar expressions, as they relate to the Company, are intended to identify forward-looking statements. Such statements reflect the current views of the Company with respect to future events and are subject to certain risks, uncertainties and assumptions that include, but are not limited to, those discussed in Item 1 of this Report and in the following Management's Discussion and Analysis of Financial Condition and Results of Operations.

RESULTS OF OPERATIONS
The following table sets forth, for the periods indicated, certain financial data as a percentage of total revenue:
                                                      YEAR ENDED JUNE 30,
                                                --------------------------------
                                                   1996      1995      1994
                                                   ----      ----      ----
STATEMENT OF OPERATIONS DATA:
Revenue:
    Professional fees                                95%      100%      100%
    Resold products and services                      5        --        --
         Total revenue                              100       100       100
Costs and expenses:
    Project costs and expenses                       51        50        58
    Resold products and services                      5        --        --
    Selling, general and administrative              33        37        27
         Total costs and expenses                    89        87        85
         Income from operations                      11        13        15
Other income (expense), net                          --        --        --
         Income before income taxes                  11        13        15
Income tax expense                                    5         5         6
         Net income                                   6%        8%        9%

FISCAL 1996 COMPARED TO FISCAL 1995
REVENUE. The Company's revenue consists primarily of professional fees (including license fees for Claremont's reusable software modules), and to a lesser extent resold hardware and software products and resold contract services. The Company's professional fees increased 64 percent to $44.8 million in fiscal 1996 from $27.3 million in fiscal 1995. Professional fees increased primarily due to an increase in the number of projects performed, both for new and existing clients. In fiscal 1996, $2.6 million, or 5 percent of revenue, resulted from resold products and services; there was no similar revenue of a material nature in fiscal 1995. Resold products and services are offered to clients on an as needed project basis and are resold with little or no mark-up. The Company does not expect resold products and services to contribute materially to its income from operations, and generally expects to make little or no profit on such products and services. The Company expects to provide such products and services only as an accommodation to the Company's clients as requested for particular projects. Revenue from foreign operations increased 309 percent to $2.3 million in fiscal 1996 from $562,000 in fiscal 1995. The increase resulted primarily from operations at the Company's Montreal, Canada software factory, which commenced operations during the third quarter of fiscal 1995, largely in support of U.S. domestic clients.

Claremont's revenue has become decreasingly dependent upon its largest clients, though such concentration remains a characteristic of Claremont's business. The top five clients accounted for 56 percent of revenue in fiscal 1996, down from 76 percent of revenue in fiscal 1995. In fiscal 1996 and 1995 the largest client accounted for 20 percent and 38 percent of revenue, respectively. During fiscal 1996, ten clients generated revenue in excess of $1.0 million, compared to seven clients during fiscal 1995. The cancellation of a large project or a significant reduction in the scope of such a project could have a material adverse effect on the Company's business, financial condition and results of operations, and in the past the cancellation of a large project has had such an effect. No assurance can be given that such a reduction in concentration will continue or that client concentration will not leave the Company vulnerable to loss of projects or clients, or that such a loss would not have a material adverse impact upon the Company's business, financial condition and results of operations.

PROJECT COSTS AND EXPENSES. Project costs and expenses consist primarily of salaries and employee benefits for personnel dedicated to client projects and associated overhead costs including equipment depreciation and amortization. Project costs and expenses increased 75 percent to $24.0 million in fiscal 1996 from $13.7 million in fiscal 1995, representing 54 percent and 50 percent of professional fees in fiscal 1996 and 1995, respectively. The increase in project costs and expenses was due primarily to the addition of project personnel necessary to perform the larger number of client projects.

SELLING, GENERAL AND ADMINISTRATIVE. Selling, general and administrative costs and expenses consist of costs associated with the Company's executive staff, finance, facilities and human resources departments (collectively, "Administrative Personnel"), travel and business development costs. Selling, general and administrative costs and expenses increased 52 percent to $15.5 million in fiscal 1996 from $10.2 million in fiscal 1995. The increase is primarily due to increases in professional development and recruiting expenses associated with the increased professional personnel, increased facility expenses associated with increased space needs resulting from increased software development efforts performed at Company facilities rather than at client locations and increased numbers of Administrative Personnel and expansion into international markets during the quarter ended March 31, 1996. In addition, the Company incurred approximately $300,000 in non-recurring charges attributable to separation agreements with two terminated executives. See "Certain Transactions." Selling, general and administrative costs and expenses declined to 35 percent of professional fees in fiscal 1996 from 37 percent of professional fees in fiscal 1995, due to revenue increases outpacing selling, general and administrative costs and expenses increases on a percentage basis in the period.

OTHER INCOME (EXPENSE), NET. Other income (expense) consists primarily of interest expense associated with short term borrowings and interest income on cash and cash equivalents. Other income (expense), net changed to a net expense of $169,000 in fiscal 1996 from a net income of $67,000 in fiscal 1995. The change is primarily attributable to interest expense associated with bank borrowings incurred to finance the Company's acquisition of computer equipment in fiscal 1996.

INCOME TAX EXPENSE. Income tax expense represents combined federal, state and foreign taxes at an effective rate of 43 percent for fiscal 1996 compared to 39 percent for fiscal 1995. The increase in the effective tax rate is due to a change in the mix of jurisdictions in which the Company does business, as well as changes in certain federal tax laws.

FISCAL 1995 COMPARED TO FISCAL 1994
REVENUE. The Company's revenue, all of which was attributable to professional fees, increased 74 percent to $27.3 million in fiscal 1995 from $15.7 million in fiscal 1994. Revenue increased primarily due to an increase in the number of major projects performed, both for new clients in new markets and industries and for existing clients. In addition, in fiscal 1995 the Company received performance bonuses under a client contract of approximately $1.0 million. In fiscal 1995 the top five clients accounted for 76 percent of revenue; in fiscal 1994 the top five clients accounted for 92 percent of revenue. In fiscal 1995 the largest client accounted for 38 percent of revenue, compared to 72 percent of revenue in fiscal 1994. In fiscal 1995 seven clients generated revenue of $1.0 million or more; in fiscal 1994 two clients generated revenue of $1.0 million or more.

PROJECT COSTS AND EXPENSES. Project costs and expenses increased 51 percent to $13.7 million in fiscal 1995 from $9.1 million in fiscal 1994, but decreased as a percentage of revenue, representing 50 percent of revenue in fiscal 1995 compared to 58 percent of revenue in fiscal 1994. The increase in project costs and expenses was attributable to additional project personnel necessary to perform additional client projects. The decrease in project costs and expenses as a percentage of revenue was due to increased revenue and stronger utilization levels for project personnel.

SELLING, GENERAL AND ADMINISTRATIVE. Selling, general and administrative costs and expenses increased 141 percent to $10.2 million in fiscal 1995 from $4.2 million in fiscal 1994, and increased to 37 percent of revenue in fiscal 1995 from 27 percent of revenue in fiscal 1994. This increase resulted from the Company's investments during 1995 in its global infrastructure to sell and service new clients, to enter new industries and markets and its investment in the continued development of its professional staff, and growth in Administrative Personnel. In fiscal 1994 the Company had active practices in two domestic locations: Portland, Oregon and Columbus, Ohio; in fiscal 1995 the Company developed active practices in four additional domestic locations:
Basking Ridge, New Jersey; Cleveland, Ohio; Sacramento, California; Seattle, Washington; and two international sites: Montreal, Canada and London, United Kingdom. Additionally, the Company developed and implemented career path programs for its consulting staff and initiated associated training programs.

OTHER INCOME (EXPENSE), NET. Other income (expense), net increased primarily due to increased interest income associated with higher cash balances.

INCOME TAX EXPENSE. Income tax expense increased from $1.0 million in fiscal 1994 to $1.4 million in fiscal 1995 representing an approximate effective tax rate of 40 percent in both years. The Company changed its method of recognizing income and expenses for income tax purposes from a cash basis to an accrual basis effective July 1, 1994.

VARIABILITY OF QUARTERLY RESULTS
The Company's quarterly revenue and results of operations have fluctuated significantly in the past and will likely fluctuate in the future. Factors causing such fluctuations have included and may include, among other factors, the number, size and scope of projects in which the Company is engaged, the contractual terms and degree of completion of such projects, any delays incurred in connection with a project, employee hiring and utilization rates, the adequacy of provisions for losses, the accuracy of estimates of resources required to complete ongoing projects, general economic conditions, weather-related shut-downs in major markets, vacation days, total business days in a quarter and the business practices of clients such as deferring commitments on new projects until after the end of the calendar or the client's fiscal year.

Due to the foregoing factors, among others, it is possible that in some future quarter the Company's results of operations will be below the expectations of the securities analysts and investors. In such event, the price of the Company's Common Stock may be materially adversely affected.

LIQUIDITY AND CAPITAL RESOURCES
Since its inception, the Company has financed its operations and investments in property and equipment primarily through cash generated from operations, bank borrowings and capital lease financing. In July 1996, the Company completed its initial public offering and in August 1996, the Company sold the additional shares pursuant to the exercise of the underwriters' over-allotment option. Net proceeds from the offering and over-allotment totaled $27.0 million.

At June 30, 1996, the Company had working capital of $3.5 million, including $0.5 million of cash and cash equivalents.

Cash increased $186,000 during fiscal 1996 as a result of net cash provided from financing activities of $7.8 million, offset by $1.7 million used in operations, $3.6 million for the purchase of property and equipment and $2.1 million for software development costs.

Accounts receivable increased $2.3 million to $7.8 million at June 30, 1996 from $5.5 million at June 30, 1995 primarily as a result of growth in revenues. Days sales outstanding were 64 at June 30, 1996 compared to 74 at June 30, 1995.

Accounts payable increased $0.6 million to $1.5 million at June 30, 1996 from $0.9 million at June 30, 1995 primarily due to growth of the business and expenses related to the Company's initial public offering in July 1996.

Accrued expenses increased $1.3 million to $3.4 million at June 30, 1996 from $2.1 million at June 30, 1995 primarily due to growth of the business and the timing of payment of accrued payroll taxes.

The Company has a revolving line of credit with Bank of America Oregon, a subsidiary of BankAmerica Corporation, providing for borrowings of up to $6.0 million. As of June 30, 1996, there were $4.6 million in borrowings against this line, all of which the Company repayed with a portion of the net proceeds of its initial public offering which occurred on July 19, 1996. Advances under the line of credit bear interest at Bank of America's NT&SA Reference Rate, plus one quarter of one percent; the effective rate at June 30, 1996 was 8.5 percent. This revolving line of credit expires on August 1, 1997, and borrowings thereunder are secured by all of the assets of the Company.

The Company has certain term loans with Bank of America Oregon primarily to finance equipment purchases. As of June 30, 1996 there was $2.5 million of related debt outstanding against these lines. Debt service under these lines is payable over 36 months, including principal and interest. There are three separate borrowings under this facility at interest rates ranging from 7.59 percent to 8.05 percent, and all such borrowings are secured by all of the assets of the Company.

The Company is a guarantor on a non-revolving line of credit with Bank of America Oregon which provided for borrowings of up to $2.0 million, for purposes of facilitating the purchase of Claremont's Common Stock by Company executives in July 1995. As of June 30, 1996 there was $1.7 million of related debt outstanding against the line. Advances under the line of credit were made directly to the Company executive with full recourse and bear interest at Bank of America's NT&SA Reference Rate, plus one percentage point. Claremont's guaranty is secured by a pledge of each borrower's shares of the Company's Common Stock. Advances under the line of credit are for 36 months and include monthly interest payments, made by each Company executive, with principal repayment by each Company executive due on or before July 31, 1998.

The various lines of credit with Bank of America Oregon are contained in a master Business Loan Agreement which includes covenants relating to the maintenance of certain financial ratios and minimum net worth.

During fiscal 1996, the Company had capital expenditures of $3.7 million primarily related to furniture and personal computers, and $2.0 million associated with the capitalization of software development costs. As of June 30, 1996 the Company did not have any material commitments for capital expenditures.

As a provider of professional services, the Company has few tangible assets against which to borrow. Therefore, the Company primarily requires equity capital to finance or leverage its working capital. The Company believes that the cash provided from operations, borrowings available under its revolving line of credit and the net proceeds of its initial public offering in July 1996 will be sufficient to meet the Company's working capital and capital expenditure requirements for at least the next fiscal year.

NEW ACCOUNTING PRONOUNCEMENTS
Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of," ("SFAS 121"), which the Company will adopt for its fiscal year ending June 30, 1997, will require "that long-lived assets and certain identifiable intangibles to be held and used by an entity be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable." In the opinion of the Company's management, the adoption of SFAS 121 will not have any effect on the Company's financial position or results of operations.

In October 1995, the Financial Accounting Standards Board issued Statement No. 123 ("SFAS 123"), which establishes a fair value based method of accounting for stock-based compensation plans. The Company will continue to account for employee stock options under APB Opinion No. 25, ACCOUNTING FOR STOCK ISSUED TO EMPLOYEES and therefore believes the statement will have no impact on the Company's financial statements other than expanded footnote disclosure. SFAS 123 will be effective for fiscal years beginning after December 15, 1995.


ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY FINANCIAL DATA

FINANCIAL STATEMENTS
The financial statements required by this item are included as pages F-1 to F-21 of this document.

SUPPLEMENTARY FINANCIAL DATA
(In thousands, except per share amounts)  Q1 1995   Q2 1995   Q3 1995  Q4 1995
                                         ---------  --------  -------- --------
Net Sales                                 $ 6,044   $ 6,431   $ 6,513  $ 8,304
Gross Profit                                3,241     3,362     3,118    3,867
Operating Income                            1,288     1,358       144      642
Net Income                                    795       839       108      405
Net Income Per Share                      $  0.11   $  0.12   $  0.02  $  0.06


(In thousands, except per share amounts)  Q1 1996   Q2 1996   Q3 1996  Q4 1996
                                         ---------  --------  -------- --------
NET SALES                                 $ 8,883  $ 11,907  $ 12,885 $ 13,650
Gross Profit                                4,166     5,395     5,449    5,917
Operating Income                              936     2,067       876    1,563
Net Income                                    538     1,172       495      818
Net Income Per Share                      $  0.07  $   0.16  $   0.07 $   0.11


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

        None.

Part III


ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

DIRECTORS
Directors of the Company are elected by the shareholders at the annual meeting of shareholders and hold office until the next annual meeting of shareholders or until their successors are duly elected and qualified. There are no family relationships between any of the executive officers or directors of the Company. The directors of the Company and their ages as of July 31, 1996 are as follows:

NAME                                           AGE    HAS BEEN A DIRECTOR SINCE
- ----                                           ---    -------------------------
Paul J. Cosgrave                               46                1994
Dennis M. Goett                                47                1996
Neil E. Goldschmidt                            56                1993
Phillip W. Seeley                              49                1994
Jerry L. Stone                                 53                1989

    PAUL J. COSGRAVE has served as Chairman of the Board of Directors of the Company since January 1996, and as President, Chief Executive Officer and a member of the Board of Directors of the Company since July 1994. From
January 1993 through June 1994, he served as Executive Vice President of Technology Solutions Company. From February 1992 to December 1992, Mr. Cosgrave served as President and Chief Executive Officer of AGS Computers, a subsidiary of NYNEX Corporation. Prior to January 1992, he served as a Partner in Andersen Consulting, the Management Information Systems Consulting Practice of Arthur Andersen LLP.

    DENNIS M. GOETT has served as Chief Financial Officer and Senior Vice President, Finance of the Company since February 1996 and as a member of the Board of Directors of the Company since April 1996. Since January 1988 he has served as President of Gabriel Partners, Inc., a financial consulting firm. In connection with his financial consulting activities for Gabriel Partners, Mr. Goett was elected an executive officer of a private confectionery company that sought bankruptcy protection under Chapter 11 of the United States Bankruptcy Code in June 1994. The Bankruptcy Court dismissed the company's bankruptcy petition.

    NEIL E. GOLDSCHMIDT has served as a member of the Board of Directors of the Company since November 1993. Since January 1991, Mr. Goldschmidt has conducted a private law practice focused primarily on strategic planning for national and international business clients. From January 1987 to January 1991,
Mr. Goldschmidt served as Governor of the State of Oregon. Prior to his 1986 gubernatorial campaign, Mr. Goldschmidt was an executive of Nike, Inc., serving as International Vice President from 1981 to 1985 and as President of Nike Canada from 1986 to 1987. Furthermore, Mr. Goldschmidt served as Secretary of Transportation in the Carter Administration from 1979 to 1981. Mr. Goldschmidt also serves as a director of Analogy, Inc. and BDM International, Inc.

    PHILLIP W. SEELEY has served as a member of the Board of Directors of the Company since April 1994. Mr. Seeley has served as Executive Vice President of Sales and Marketing of CF Motor Freight, Inc. since July 1994. From January 1990 through July 1994, he served as Vice President of Administration and Technology of Consolidated Freightways, Inc.

    JERRY L. STONE has served as a member of the Board of Directors of the Company since November 1989. Mr. Stone has been active as a private investor since 1989. From 1986 through January 1989, he served as Chairman and Chief Executive Officer of Marketing One, Inc.

The Board of Directors maintains an Audit Committee and a Compensation Committee. The Audit Committee, consisting of Messrs. Goldschmidt and Seeley, oversees actions taken by the Company's independent auditors and reviews the Company's internal audit controls. The Compensation Committee, consisting of Messrs. Stone and Seeley, reviews the compensation levels of the Company's employees and makes recommendations to the Board regarding changes in compensation.

EXECUTIVE OFFICERS
Executive officers of the Company are appointed by the Board of Directors and serve at the discretion of the Board. The executive officers of the Company and their ages as of July 31, 1996 are as follows:
Name                    Age                    Position
- ----                    ---                    --------
Paul J. Cosgrave        46   Chairman of the Board ,President and Chief
                             Executive Officer
Karen Fast              45   Senior Vice President, Market Development
Edward A. Fullman       34   Senior Vice President, Communications
Dennis M. Goett         47   Chief Financial Officer and Director
Stephen D. Hawley       47   Senior Vice President, Pension and
                             Retirement
Ross C. Kayuha          38   Senior Vice President, Advanced Technology
For business background on Messrs. Cosgrave and Goett, see "Directors" above.

    KAREN FAST has served as Senior Vice President, Market Development of the Company since April 1994. From April 1993 through April 1994, she served as Vice President, Portland Practice of the Company. From January 1991 through
April 1993, she served as the Portland, Oregon Manager of the Open Systems Consulting Group, the Systems Integration Practice of IBM.

    EDWARD A. FULLMAN has served as Senior Vice President, Communications of the Company since July 1994. From April 1992 through July 1994, he served as a Vice President of NYNEX/DPI Company, a division of NYNEX Corporation. From June 1989, through April 1992, he served as Vice President of AGS Information Services, a division of NYNEX Corporation.

    STEPHEN D. HAWLEY has served as Senior Vice President, Pension and Retirement of the Company since February 1993. From September 1988 through February 1993 he served as a Partner in Andersen Consulting, the Management Information Systems Consulting Practice of Arthur Andersen LLP.

    ROSS C. KAYUHA has served as Senior Vice President, Advanced Technology of the Company since January 1996. From January 1994 through January 1996, he served as Senior Vice President, Central Region of the Company. From
January 1993 through

January 1994, he served as Vice President, Central Region of the Company and from April 1992 through January 1993, he served as a Director of Project Management of the Company. From September 1985 through April 1992, he served as a Senior Manager in Andersen Consulting, the Management Information Systems Consulting Practice of Arthur Andersen LLP.

COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT
Section 16(a) of the 1934 Act requires the Company's directors and executive officers and persons who own more than ten percent of the outstanding shares of the Company's Common Stock ("ten percent shareholders") to file with the SEC initial reports of beneficial ownership and reports of changes in beneficial ownership of shares of Common Stock and other equity securities of the Company. To the Company's knowledge, based solely on review of the copies of such reports furnished to the Company or otherwise in its files and on written representations from its directors, executive officers and ten percent shareholders that no other reports were required, during the fiscal year ended June 30, 1996, the Company's officers, directors and ten percent shareholders complied with all applicable Section 16(a) filing requirements.


ITEM 11.  EXECUTIVE COMPENSATION

SUMMARY COMPENSATION TABLE
The following table provides certain summary information concerning compensation awarded to, earned by or paid to the Company's Chief Executive Officer and each of the four other most highly compensated executive officers of the Company determined as of the end of the last fiscal year and any ex-officers for whom disclosure would have been provided except for the fact that the individual was not serving as an executive officer at the end of the fiscal year (hereafter referred to as the "named executive officers") for the fiscal years ended June
30, 1996 and 1995.
                                                                     Long Term
                                                                    Compensation
                                    Annual Compensation                Awards
                                  ----------------------            ------------
                                                         Securities   All Other
                                                         Underlying Compensation
Name and Principal Position   Year   Salary($)  Bonus($) Options(#)      ($)
- ---------------------------- ------  --------- --------- ---------- ------------
Paul J. Cosgrave              1996   447,200   150,000       --       (A) 8,750
  President and Chief         1995   415,000   100,000    650,000     (A) 8,724
  Executive Officer
Stephen D. Hawley             1996   301,600      --         --       (B) 5,655
  Senior Vice President,      1995   270,000      --         --       (B) 4,012
  Pension and Retirement
Steven L. Darrow (C)          1996   296,000      --         --       (D)   790
  Former Chairman of          1995   300,000      --         --       (D) 9,791
  the Board
Edward A. Fullman             1996   223,600      --         --       (E)   946
  Senior Vice President,      1995   207,500      --       30,000     (E) 1,030
  Communications
Karen Fast                    1996   208,000      --         --       (F) 3,940
   Senior Vice President,     1995   187,500      --         --       (F) 3,864
   Market Development
Ross C. Kayuha                1996   208,000      --         --       (G) 3,660
  Senior Vice President       1995   187,500   250,000       --       (G) 1,374
  Advanced Technology

(A) Includes $7,800 and $7,800 attributable to an automobile allowance and $950 and $924 attributable to 401(k) matching payments in fiscal 1996 and 1995, respectively.
(B) Includes $3,173 and $1,586 attributable to golf club membership dues paid by the Company, $1,867 and $1,867 attributable to life insurance premiums paid by the Company and $615 and $559 attributable to 401(k) matching payments in fiscal 1996 and 1995, respectively.
(C) Mr. Darrow resigned from the Company effective March 15, 1996 and resigned from the Board of Directors effective April 29, 1996. See "Certain Transactions" for a description of Mr. Darrow's severance agreement.
(D) In 1996, represents golf club membership dues paid by the Company. In 1995, includes $5,652 attributable to use of an automobile leased by the Company, $3,215 attributable to golf club membership dues paid by the Company and $924 attributable to 401(k) matching payments.
(E) Includes 401(k) matching payments of $946 and $1,030 in 1996 and 1995, respectively.
(F) Includes $2,990 and $2,940 attributable to golf club membership dues paid by the Company and $950 and $924 attributable to 401(k) matching payments in fiscal 1996 and 1995, respectively
(G) Includes $2,710 and $450 attributable to golf club membership dues paid by the Company and $950 and $924 attributable to 401(k) matching payments in fiscal 1996 and 1995, respectively.

OPTION GRANTS IN LAST FISCAL YEAR
There were no options granted to the named executive officers during fiscal
1996.

AGGREGATED OPTION EXERCISES in Last Fiscal Year and FY-End Option Values The following table provides information concerning the exercise of options during fiscal 1996 and unexercised options held as of the end of the fiscal year, with respect to the named executive officers.

                                        Number of  Secur-
                                        ities Underlying
                                           Unexercised     Value of Unexercised
                   Shares                    Options       In-The-Money Options
                  Acquired    Value       At FY-End (#)      At FY-End ($) (B)
                On Exercise  Realized     Exercisable/         Exercisable/
      Name           (#)      ($) (A)     Unexercisable        Unexercisable
- ----------------- ----------  --------  ------------------ ---------------------
Paul J. Cosgrave    195,000  446,550   153,592    301,408  2,038,165  3,999,684

Stephen D. Hawley    30,000  180,200   144,045     87,429  2,001,432  1,248,126

Steven L. Darrow       --       --     110,000       --    1,536,700     --

Edward A. Fullman      --       --      23,608     76,392    311,838  1,000,761

Karen Fast             --       --      75,220     54,780  1,076,823    765,276

Ross C. Kayuha        6,217   23,998   117,032     71,517  1,713,127  1,028,490

(A) Market value of the underlying securities at exercise date, minus exercise price of the options.
(B) Market value of the underlying securities at June 30, 1996, $15.00 per share, minus exercise price of the unexercised options.

COMPENSATION OF DIRECTORS
Members of the Board of Directors are reimbursed for out-of-pocket and travel expenses incurred in attending Board meetings. Non-employee members of the Board of Directors also receive a stock option grant covering 20,000 shares of the Company's Common Stock upon election to the Board, which option vests over three years. Following the first annual meeting of shareholders after the initial grant is vested, and at every third annual meeting of shareholders thereafter, such non-employee director will be granted an option covering 15,000 shares of the Company's Common Stock, which options vest over three years.

The Company retained board member Jerry L. Stone as a consultant through his consulting firm, Marketing Exchange Corporation, and paid Mr. Stone $72,538 in fiscal 1996 for such consulting services. The consulting arrangement with Mr. Stone terminated effective April 26, 1996.

EMPLOYMENT CONTRACTS AND TERMINATION OF EMPLOYMENT ARRANGEMENTS
On July 1, 1994, the Company entered into a three-year employment agreement with Paul J. Cosgrave, its President and Chief Executive Officer, which provides for a minimum salary of $400,000 per year and includes, among other things, provisions for a $150,000 loan, for which Mr. Cosgrave has signed a promissory note due July 1, 1997, or if bonuses are earned earlier, $60,000 out of fiscal 1995 bonus and $90,000 out of fiscal 1996 bonus, and if Mr. Cosgrave leaves the Company, out of termination pay due. The fiscal 1995 and 1996 bonuses were earned and the $60,000 and $90,000 payments were made; there was no remaining balance outstanding under this loan at July 1, 1996.

On February 1, 1996, the Company entered into an employment agreement with Dennis M. Goett, its Chief Financial Officer, which provides for a minimum annual salary of $295,000.

Both Mr. Cosgrave's and Mr. Goett's agreement provides that the executive is entitled to a car allowance of $650 per month and certain medical benefits. Each agreement further provides that if the executive's employment is terminated at Claremont's election for reasons other than cause, the executive's base salary will continue for the longer of three years from the start date or six months from the termination date; provided, however, that Mr. Goett's salary continuation shall cease if he competes with Claremont or solicits Claremont customers. If termination is for cause or at the executive's choice, each agreement also contains covenants of noncompetition and nonsolicitation of clients. Regardless of the reason for termination, each agreement contains commitments of nonsolicitation of Claremont personnel. In each agreement, the noncompetition and nonsolicitation of clients and employees covenants continue until the later of 18 months after termination of employment, or termination of base salary payments.

All other Named Executive Officers and all other Company personnel have executed at-will employment agreements providing for protection of proprietary information and assignment of intellectual property. In addition, these agreements prohibit competition with the Company with respect to its clients or active prospects for varying periods following termination.

CHANGE-IN-CONTROL ARRANGEMENTS
None.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth, as of August 30, 1996, certain information furnished to the Company with respect to ownership of the Company's Common Stock of (i) each director, (ii) the "named executive officers" (as defined under "Executive Compensation"), (iii) all persons known by the Company to be beneficial owners of more than 5 percent of its Common Stock, and (iv) all executive officers and directors as a group.
                                               COMMON STOCK (A)
                                      ---------------------------------------
                                       NUMBER OF      PERCENT OF SHARES
SHAREHOLDER                             SHARES           OUTSTANDING
- ----------------------------------    ---------------------------------------
Jerry L. Stone                        (B)   965,480          13.27%
  3024 Key Stone Drive
  Cape Girardeau, MO  63701
Steven L. Darrow                      (C)   556,674           7.65%
  20514 127th Avenue, S.E.
  Snohomish, WA  98290
Paul J. Cosgrave                      (D)   504,368           6.77%
DLJ Capital Corporation               (E)   400,000           5.21%
  3000 Sand Hill Road
  Building 4, Suite 270
  Menlo Park, CA  94025
Stephen D. Hawley                     (F)   213,122           2.87%
Ross C. Kayuha                        (G)   208,048           2.81%
Karen Fast                            (H)   108,854           1.48%
Edward A. Fullman                     (I)    52,625             *
Dennis M. Goett                       (J)    24,341             *
Neil E. Goldschmidt                   (K)    19,435             *
Phillip W. Seeley                     (L)    16,670             *

All directors and executive
 officers as a group (10 persons)     (M) 2,669,617          33.77%

- ---------------------------
*Less than one percent
(A) Applicable percentage of ownership is based on 7,273,404 shares of Common Stock outstanding as of August 30, 1996 together with applicable options and warrants for such shareholders. Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission, and includes voting and investment power with respect to shares. Shares of Common Stock subject to options or warrants currently exercisable or exercisable within 60 days after August 30, 1996 are deemed outstanding for computing the percentage ownership of the person holding such options or warrants, but are not deemed outstanding for computing the percentage of any other person.
(B) Includes 260,000 shares held by S. A. S. Investment Trust for which Mr. Stone is the sole trustee.
(C) Includes 150,000 shares held in the Dorinda Darrow Children's Trust for the benefit of the children of Dorinda Darrow.
(D) Includes 15,000 shares held by Theresa Cosgrave as custodian for Mr. Cosgrave's three children under the Uniform Gift to Minors Act and 150,000 shares held in trusts for Mr. Cosgrave's three children. Mr. Cosgrave disclaims any beneficial ownership interest in the shares held in these trusts. Also includes 172,859 shares subject to stock options.
(E) Includes 400,000 shares subject to warrants.
(F) Includes 158,341 shares subject to stock options.
(G) Includes 132,058 shares subject to stock options.
(H) Includes 82,190 shares subject to stock options.
(I) Includes 27,724 shares subject to stock options.
(J) Includes 23,341 shares subject to stock options.
(K) Includes 18,335 shares subject to stock options.
(L) Includes 16,670 shares subject to stock options.
(M) Includes 631,518 shares subject to stock options.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

In January 1994, the Company entered into a separation agreement with Martin Wright, then a Senior Vice President, under which the vesting of remaining unvested options held by Mr. Wright were accelerated, Mr. Wright received a loan for $85,000 at 4 percent interest per year, due originally in June 1994, and Mr. Wright entered into a two year noncompetition agreement with the Company. The loan was subsequently extended to July 1995, and repaid in that month.
Mr. Wright subsequently exercised all of his options.

In April 1994, the Company loaned Stephen D. Hawley $35,000 at 4 percent interest per year, interest is payable quarterly and the principal balance is due on or before April 15, 1997. In March 1995, the Company loaned Mr. Hawley an additional $40,000 at 7.01 percent interest per year. The principal balance is due on or before April 15, 1997, and interest is payable quarterly. Both loans are secured by a pledge of Mr. Hawley's rights to exercise certain of his options. Interest payments on both loans are current.

In July 1994, the Company loaned then board member Brian Caldwell $75,000 at 5 percent interest per year. This loan was repaid on July 11, 1995, and while outstanding was secured by Mr. Caldwell's shares of the Company's Common Stock.

In July 1995, in pursuit of its policy of encouraging employee stock ownership, the Company guaranteed loans from the Bank of America to 34 of its management employees to assist them with the purchase of shares of the Company's Common Stock from Martin Wright, a former officer and employee of the Company, Brian Caldwell, a director and 10 percent shareholder of the Company, and Steven Darrow, an officer, director and 10 percent shareholder of the Company, at a purchase price of $3.55 per share, and to exercise stock options that had become vested. Claremont's guarantee of these loans can not be called before August 1998. Claremont's guarantee is secured by a pledge of the purchased stock to Claremont. The employees participating in this program include Joel D. Bucklen, 17,373 shares and a $61,674 loan guaranteed; Paul J. Cosgrave, 49,804 shares and a $176,804 loan guaranteed; Karen Fast, 23,164 shares and a $82,232 loan guaranteed; Edward A. Fullman, 24,901 shares and a $88,399 loan guaranteed; Stephen D. Hawley, 34,781 shares (including 10,000 options) and a $93,073 loan guaranteed; Ross C. Kayuha, 23,164 shares and an $82,232 loan guaranteed;
Colin B. McKiernan, 24,001 shares and an $85,204 loan guaranteed; and Peter Moe, 28,955 shares and a $102,790 loan guaranteed. In February 1996, Mr. Moe repaid all outstanding indebtedness under his loan from Bank of America.

In January 1996, the Company entered into a severance agreement with Peter Moe, then an officer of the Company. Mr. Moe was paid six months salary plus medical benefits totaling $141,865.

In March 1996, the Company entered into a Retirement and Severance Agreement with its founder and largest shareholder, Steven L. Darrow. Under that agreement, in exchange for his commitment not to compete with the Company for five years, the Company agreed to pay an amount equal to one year's salary ($325,000), provide a continuation of medical benefits during his lifetime, forgive certain loans by the Company to Mr. Darrow in the aggregate amount of $410,000 and pay resulting withholding taxes in the amount of

$159,444, accelerate the vesting of stock options for 35,800 shares of the Company's Common Stock with an exercise price of $1.03 per share, and grant him and certain trusts and individuals to whom he had transferred stock certain "piggyback" registration rights. The Company also agreed to guarantee a loan to Mr. Darrow if the guarantee was required by the lender, provided that the Company's guarantee was secured by a pledge of the shares of the Company's Common Stock belonging to Mr. Darrow, and to provide good faith cooperation if he wished to sell shares of the Company's Common Stock in a transaction prior to the date of the Company's initial public offering.

In March 1996, Paul J. Cosgrave exercised certain options with an aggregate exercise price of $337,350 (options for 190,000 shares at $1.73 per share). In connection with such exercise, Mr. Cosgrave paid the Company an aggregate of $502,230, including amounts for tax withholding payments the Company was required to make on nonqualified options, by delivery of a promissory note. The note bore interest at 5 percent per year, and was payable on demand and in any event on or before June 30, 1996. Mr. Cosgrave repaid this note on May 22, 1996.

In May 1996, Paul G. Mardesich, then a Senior Vice President, entered into a separation agreement with the Company to be effective mid-June 1996, which includes a three-year covenant not to compete in consideration of payment of $85,000, and a twenty-seven month consulting agreement providing payment in the aggregate amount of $13,500.

On May 17, 1996, the Company entered into a Stock Purchase Agreement with certain holders of the Company's Common Stock (including Steven L. Darrow, the Company's largest shareholder) and certain investors (the "Investors"), pursuant to which the Investors purchased an aggregate of 910,000 shares of the Company's Common Stock at an average purchase price of $10.33. Mr. Darrow sold 600,000 shares of the Company's Common Stock to the Investors. Under the terms of the Stock Purchase Agreement, the Company granted the Investors "piggyback" and demand registration rights.

On May 20, 1996, the Company issued to DLJ Capital Corporation a five-year warrant to purchase 400,000 shares of the Company's Common Stock at an exercise price of $10.33 per share, to settle a dispute between the Company and the Sprout Group regarding a "Summary Term Sheet" executed by the Company and the Sprout Group on December 5, 1995. The Summary Term Sheet contemplated the issuance and sale of 812,500 shares of a newly created series of preferred stock and other securities. The warrant provides for certain demand and "piggyback" registration rights.

The Company has entered into employment agreements with Paul J. Cosgrave, its President and Chief Executive Officer, and Dennis M. Goett, its Chief Financial Officer. See "Employment Contracts and Termination of Employment Arrangements."

Any future transactions between the Company and its officers, directors and affiliates will be on terms no less favorable to the Company than can be obtained from unaffiliated third parties. Such transactions, with such persons, will be subject to approval by a majority of the Company's outside directors or will be consistent with policies adopted by such outside directors.

                                       PART IV


ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a) (1)    FINANCIAL STATEMENTS
The financial statements included herein are as follows:

DESCRIPTION                                                               PAGE
Independent Auditors' Report                                              F-1
Consolidated Balance Sheets, June 30, 1996 and 1995                       F-2
Consolidated Statements of Operations, Years Ended June 30,
  1996, 1995 and 1994                                                     F-3
Consolidated Statements of Shareholders' Equity, Years Ended
  June 30, 1996, 1995 and 1994                                            F-4
Consolidated Statements of Cash Flows, Years Ended June 30,
  1996, 1995 and 1994                                                     F-5
Notes to Consolidated Financial Statements                                F-6


(a) (2)    FINANCIAL STATEMENT SCHEDULES
NONE.

(a) (3)  EXHIBITS INCLUDED HEREIN:
NUMBER                                      DESCRIPTION
- ------                                      -----------
3.1 Second Restated Articles of Incorporation of Claremont Technology Group, Inc. (A)
3.2      Second Amended and Restated Bylaws of Claremont Technology Group, Inc.
         (A)
4.1 Retirement and Severance Agreement by and between Claremont Technology Group, Inc. and Steven L. Darrow dated March 15, 1996 (A)
4.2      Form of Shareholder Agreement under 1992 Stock Incentive Plan (A)
10.1 Form of Indemnity Agreement between Claremont Technology Group, Inc. and each of its executive officers and directors(A)
10.2     1992 Stock Incentive Plan, as amended (A)
10.3     Form of Stock Option Agreement Under 1992 Stock Incentive Plan (A)
10.4     1996 Stock Option Plan for Nonemployee Directors (A)
10.5     Letter of Agreement by and among Mr. Tony Martins, Ms. Anna Mara,
         Ms. Claude Gareau, Mr. Ronald Bastien, Tony Martins & Associ_s., Inc. and Claremont Technology Group, Inc. dated as of January 23, 1995 (A)
10.6 Employment Agreement by and between Claremont Technology Group, Inc. and Paul J. Cosgrave dated July 1, 1994 (A)
10.7 Employment Agreement by and between Claremont Consulting Group, Inc. (k/n/a Claremont Technology Group, Inc.) and Dennis M. Goett dated February 1, 1996 (A)
10.8 Employment Agreement by and between Claremont Technology Group, Inc. and Stephen Hawley dated February 5, 1993 (A)
10.9     Lease by and between Amberjack, Ltd. and Claremont Technology
         Group, Inc. dated January 13, 1995, as amended (A)
10.10    Lease by and between Birtcher Properties, Inc., Manager for
         Amberjack, Ltd., and Claremont Technology Group, Inc. dated
         November 27, 1991, as amended (A)
10.11 Lease Agreement by and between TOW Ltd. and Claremont Technology Group, Inc. dated October 1995 (A)
10.12    Claremont Technology Group, Inc. 401(k) Plan and Trust (A)
10.13    Claremont Technology Group, Inc. Executive Bonus Participation
         Agreement (A)
10.14    Claremont Technology Group, Inc. Employee Stock Ownership Plan (A)
10.15 Business Loan Agreement between Bank of America Oregon and Claremont Technology Group, Inc. dated April 24, 1995, as amended (A)
10.16 Common Stock Purchase Warrant issued by Claremont Technology Group, Inc. to DLJ Capital Corporation dated May 20, 1996 (A)
10.17 Settlement Agreement and Release dated May 20, 1996 by and between Claremont Technology Group, Inc. and DLJ Capital Corporation and associated funds (A)
10.18 Stock Purchase Agreement dated May 17, 1996 by and between Claremont Technology Group, Inc. (the Company), the shareholders of the Company, Paul J. Cosgrave and the Investors (B)
11       Computation of Earnings Per Share (B)
21       Subsidiaries of the Registrant (A)
27       Financial Data Schedule (B)
     (A) Incorporated by reference to Exhibits to Company's Registration Statement of Form S-1 as amended, effective July 19, 1996 (Commission Registration No. 333-04561).
     (B) Filed herewith.

     (b)  REPORTS ON FORM 8-K
      No reports on Form 8-K have been filed by the Registrant during the quarter ended June 30, 1996.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date:  September 18, 1996

                                  CLAREMONT TECHNOLOGY GROUP, INC.

                                  By/S/ PAUL J. COSGRAVE
                                    ---------------------
                                  Paul J. Cosgrave
                                  Chairman of the Board, President and
                                  Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on September 18, 1996:

Signature                         Title
- ---------                         -----

/S/ PAUL J. COSGRAVE              Chairman of the Board, President and
- --------------------              Chief Executive Officer
Paul J. Cosgrave                  (Principal Executive Officer)


/S/ DENNIS M. GOETT               Chief Financial Officer and Director
- -------------------               (Principal Financial and Accounting Officer)
Dennis M. Goett



/S/ NEIL E. GOLDSCHMIDT           Director
- -----------------------
Neil E. Goldschmidt



/S/ PHILLIP W. SEELEY             Director
- ---------------------
Phillip W. Seeley



 /S/ JERRY L. STONE               Director
- -------------------
Jerry L. Stone

INDEPENDENT AUDITORS' REPORT



The Board of Directors
Claremont Technology Group, Inc.
         and Subsidiaries:


We have audited the accompanying consolidated balance sheets of Claremont Technology Group, Inc. and subsidiaries as of June 30, 1996 and 1995 and the related consolidated statements of operations, shareholders' equity, and cash flows for each of the years in the three-year period ended June 30, 1996. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Claremont Technology Group, Inc. and subsidiaries as of June 30, 1996 and 1995 and the results of their operations and their cash flows for the each of the years in the three-year period ended June 30, 1996 in conformity with generally accepted accounting principles.



Portland, Oregon
August 16, 1996

                           CLAREMONT TECHNOLOGY GROUP, INC.
                                   AND SUBSIDIARIES
                             CONSOLIDATED BALANCE SHEETS
                                    (IN THOUSANDS)
                                                                  June 30,
                                                         -----------------------
                                                           1996           1995
                                                         ---------      --------

ASSETS
Current Assets:
    Cash and cash equivalents                          $     526      $    340
    Receivables:
       Accounts receivable, net                            7,811         5,546
       Revenue earned in excess of billings                5,653           265
       Other                                                  78            40
    Prepaid expenses and other current assets                683            73
    Deferred income taxes                                    266           219
    Notes receivable                                          75            85
                                                         ---------      --------
        Total Current Assets                              15,092         6,568

Property and equipment, net                                4,069         1,522
Long-term notes receivable                                     -           710
Other non-current assets, net                              3,804           778
                                                         ---------      --------
        Total Assets                                   $  22,965      $  9,578
                                                         ---------      --------
                                                         ---------      --------

LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
    Accounts payable                                   $   1,464      $    882
    Line of credit                                         4,600           200
    Current installments of long-term debt                   944           290
    Current installments of obligations under
       capital leases                                          -             3
    Accrued expenses                                       3,354         2,068
    Income taxes payable                                     619           419
    Deferred revenue                                         661           253
                                                         ---------      --------
        Total Current Liabilities                         11,642         4,115

Long-term debt, excluding current installments             1,578           334
Deferred income taxes                                        775            28
                                                         ---------      --------
        Total Liabilities                                 13,995         4,477

Commitments and Contingencies

Shareholders' Equity:
    Preferred stock, no par value.  Authorized 10,000
       shares; no shares issued or outstanding               -             -
    Common stock, no par value.  Authorized 25,000 shares;
       issued 5,000 shares; 4,832 and 4,233 shares
       outstanding at 1996 and 1995, respectively          1,331           202
    Retained earnings                                      7,649         4,898
    Cumulative translation adjustment                        (10)            1
                                                         ---------      --------
         Total Shareholders' Equity                        8,970         5,101
                                                         ---------      --------
         Total Liabilities and Shareholders' Equity    $  22,965      $  9,578
                                                         ---------      --------
                                                         ---------      --------
             See accompanying notes to consolidated financial statements.

                           CLAREMONT TECHNOLOGY GROUP, INC.
                                   AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF OPERATIONS
                        (IN THOUSANDS, EXCEPT PER SHARE DATA)


                                                                         Year Ended June 30,
                                                             ---------------------------------------
                                                                1996           1995            1994
                                                             ---------      ---------      ---------
Revenue:
    Professional fees                                        $  44,769      $  27,292      $  15,713
    Resold products and services                                 2,556              -              -
                                                             ---------      ---------      ---------
        Total revenue                                           47,325         27,292         15,713
                                                             ---------      ---------      ---------
                                                             ---------      ---------      ---------

Costs and expenses:
    Project costs and expenses                                  23,988         13,704          9,106
    Resold products and services                                 2,410              -              -
    Selling, general and administrative                         15,485         10,156          4,214
                                                             ---------      ---------      ---------
        Total costs and expenses                                41,883         23,860         13,320
                                                             ---------      ---------      ---------
        Income from operations                                   5,442          3,432          2,393
                                                             ---------      ---------      ---------

Other income (expense):
    Interest income                                                 49             83             44
    Interest expense                                              (182)           (31)           (30)
    Other, net                                                     (36)            15             (2)
                                                             ---------      ---------      ---------
        Total other income (expense)                              (169)            67             12
                                                             ---------      ---------      ---------

        Income before income taxes                               5,273          3,499          2,405

Income tax expense                                               2,250          1,352            953
                                                             ---------      ---------      ---------
        Net income                                           $   3,023      $   2,147      $   1,452
                                                             ---------      ---------      ---------
                                                             ---------      ---------      ---------
        Net income per common share                          $    0.40      $    0.31      $    0.24
                                                             ---------      ---------      ---------
                                                             ---------      ---------      ---------

Weighted average number of common and
    common equivalent shares outstanding                         7,612          7,319          6,269
                                                             ---------      ---------      ---------
                                                             ---------      ---------      ---------


     SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                           CLAREMONT TECHNOLOGY GROUP, INC.
                                   AND SUBSIDIARIES
                    CONSOLIDATED STATEMENTS OF SHAREHOLDERS EQUITY
                                    (IN THOUSANDS)


                                                                                                Cumulative         Total
                                                          Common Stock            Retained     Translation     Shareholders'
                                                     ----------------------
                                                      Shares         Amount       Earnings      Adjustment        Equity
                                                     -------        -------       --------     -----------     -------------
Balance at June 30, 1993                               3,941      $      40      $   1,543      $       -      $   1,583
                                                                                                                       -
Net income                                                 -              -          1,452              -          1,452
Stock options exercised                                  142             33              -              -             33
Purchase of common stock                                (134)           (26)          (159)             -           (185)
                                                   ---------      ---------      ---------      ---------      ---------

Balance at June 30, 1994                               3,949             47          2,836              -          2,883

Net income                                                 -              -          2,147              -          2,147
Tax benefit of stock options exercised                     -             83              -              -             83
Stock options exercised                                  339            102              -              -            102
Purchase of common stock                                 (55)           (30)           (85)             -           (115)
Foreign currency translation adjustment                    -              -              -              1              1
                                                   ---------      ---------      ---------      ---------      ---------
Balance at June 30, 1995                               4,233            202          4,898              1          5,101

Net income                                                 -              -          3,023              -          3,023
Tax benefit of stock options exercised                     -            525              -              -            525
Stock options exercised                                  668            500              -              -            500
Stock compensation recognized                              -            107              -              -            107
Purchase of common stock                                 (69)            (3)          (272)             -           (275)
Foreign currency translation adjustment                    -              -              -            (11)           (11)
                                                   ---------      ---------      ---------      ---------      ---------
Balance at June 30, 1996                               4,832      $   1,331      $   7,649      $     (10)     $   8,970
                                                   ---------      ---------      ---------      ---------      ---------
                                                   ---------      ---------      ---------      ---------      ---------


     SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                           CLAREMONT TECHNOLOGY GROUP, INC.
                                   AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF CASH FLOWS
                                    (IN THOUSANDS)


                                                                                    Year Ended June 30,
                                                                           1996          1995            1994

Cash  flows from operating activities:
 Net income                                                            $   3,023      $   2,147      $   1,452
 Adjustments to reconcile net income to net cash
    provided by  operating activities:
       Depreciation and amortization                                       1,376            467            227
       Loss from sale of fixed assets                                          -              -              2
       Deferred income taxes                                                 699           (423)           321
       Non-cash stock compensation recognized                                107              -              -
       Changes in assets and liabilities:
          Receivables                                                     (7,625)        (3,565)           137
          Prepaid expenses and other current assets                         (688)             5              4
          Other non-current assets                                        (1,030)           (90)           (49)
          Accounts payable and accrued expenses                            1,858          1,451           (196)
          Deferred revenue                                                   366             (3)          (777)
         Income taxes payable                                                201            242           (391)
                                                                       ---------      ---------      ---------
           Net cash provided (used) by operating activities               (1,713)           231            730
                                                                       ---------      ---------      ---------

Cash flows from investing activities:
 Acquisition, net of cash acquired                                          (130)          (204)             -
 Proceeds from sale of long-term certificate of deposit                        -              -             32
 Purchase of property and equipment                                       (3,663)        (1,498)          (247)
 Proceeds from sale of property and equipment                                  -              -              8
 Capitalized software development costs                                   (2,077)          (122)             -
                                                                       ---------      ---------      ---------
           Net cash used by investing activities                          (5,870)        (1,824)          (207)
                                                                       ---------      ---------      ---------
Cash flows from financing activities:
 Payments on line of credit                                              (12,025)        (4,200)             -
 Proceeds from line of credit                                             16,425          4,400              -
 Payments of long-term debt                                                 (671)           (39)           (29)
 Proceeds from issuance of long-term debt                                  2,570            500              -
 Payments of obligations under capital leases                                 (3)           (83)           (70)
 Purchase of common stock                                                   (275)          (115)          (185)
 Proceeds from exercise of stock options                                   1,025            185             33
 Payments (issuance) of notes receivable, net                                720           (575)          (220)
                                                                       ---------      ---------      ---------
                                                                       ---------      ---------      ---------
           Net cash provided (used) by financing activities                7,766             73           (471)
                                                                       ---------      ---------      ---------
Effect of exchange rate changes on cash                                        3            (10)             -
                                                                       ---------      ---------      ---------
           Net increase (decrease) in cash and cash equivalents              186         (1,530)            52

Cash and cash equivalents at beginning of year                               340          1,870          1,818
                                                                       ---------      ---------      ---------
Cash and cash equivalents at end of year                               $     526      $     340      $   1,870
                                                                       ---------      ---------      ---------
                                                                       ---------      ---------      ---------
Supplemental disclosure of cash flow information:
 Cash paid for interest                                                $     144      $      31      $      30
 Cash paid for taxes                                                   $     804      $   1,319      $   1,034

Supplemental disclosure of non-cash investing and
 financing activities:
   Net liabilities assumed in merger                                   $      57      $     151      $       -


     SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                           CLAREMONT TECHNOLOGY GROUP, INC.
                                   AND SUBSIDIARIES

                      Notes to Consolidated Financial Statements
                             June 30, 1996, 1995 and 1994
                                    (In thousands)

(1) DESCRIPTION OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

    DESCRIPTION OF BUSINESS

    Claremont Technology Group, Inc. (the Company) provides enterprise-wide information technology (IT) solutions that reengineer mission-critical business processes such as customer service, order processing, billing and logistics. Claremont services include IT planning, systems integration and development and outsourcing, through a project management methodology that employs reusable object oriented software modules and transferable design frameworks.

    Claremont provides solutions to large organizations in select IT intensive vertical markets including communications, financial services and pension/retirement services. Claremont's clients consist of large corporations and government organizations in the United States and certain foreign markets.

    PRINCIPLES OF CONSOLIDATION

    The consolidated financial statements include the financial statements of Claremont Technology Group, Inc. and its wholly owned subsidiaries, Claremont Retirement Technologies, Inc. (CRTI), Gunford Limited (Claremont Technology Group (Ireland) Ltd.) and Claremont Technology Group Canada, Inc. (CTGCI). All significant intercompany balances and transactions have been eliminated in consolidation.

    CASH EQUIVALENTS

    Cash equivalents consist of investments in highly liquid investment instruments with original maturities of three months or less.

    INVESTMENT IN PARTNERSHIP

    Claremont Retirement Solutions, Ltd. is a limited partnership for which CRTI is the general partner. The investment in the partnership is accounted for by the cost method.

                           CLAREMONT TECHNOLOGY GROUP, INC.
                                   AND SUBSIDIARIES

                Notes to Consolidated Financial Statements (Continued)
                                    (In thousands)


(1) DESCRIPTION OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

     FINANCIAL INSTRUMENTS

     The carrying amount of cash equivalents, trade receivables, trade payables and short-term borrowings approximate fair value because of the short-term nature of these instruments. The fair value of long-term debt was estimated by discounting the future cash flows using market interest rates and does not differ significantly from that reflected in the financial statements.

     Fair value estimates are made at a specific point in time, based on relevant market information about the financial instrument. These estimates are subjective in nature and involve uncertainties and matters of significant judgment and, therefore, cannot be determined with precision. Changes in assumptions could significantly affect the estimates.

     REVENUE AND COST RECOGNITION

     Revenues from fixed-price contracts are recognized on the percentage-of-completion method, measured by the percentage of cost incurred to date to the estimated total cost at completion. This method is used because management considers accumulated costs to be the best available measure of progress on these contracts. The cumulative impact of any revision in estimates of the percent complete is reflected in the year in which the changes become known. Losses on projects in progress are recognized when known. Revenue earned in excess of billings is comprised of earnings on certain contracts in excess of contractual billings on such contracts. Billings in excess of earnings are classified as deferred revenues.
     Revenues from time and materials contracts are recognized during the period in which the services are provided.

     ACCOUNTS RECEIVABLE

     Accounts receivable are shown net of allowance for doubtful accounts of $110 and $98 at June 30, 1996 and 1995, respectively.

                           CLAREMONT TECHNOLOGY GROUP, INC.
                                   AND SUBSIDIARIES

                Notes to Consolidated Financial Statements (Continued)
                                    (In thousands)


(1) DESCRIPTION OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

     PROPERTY AND EQUIPMENT

     Property and equipment are stated at cost. Equipment under capital leases is stated at the present value of future minimum lease payments at the inception of the lease.

     Depreciation of property and equipment is calculated on the straight-line method over the estimated useful lives of the assets ranging from three to five years. Equipment held under capital leases and leasehold improvements are amortized straight-line over the shorter of the lease term or estimated useful lives of the assets.

     INCOME TAXES

     Effective July 1, 1993, the Company adopted Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes". Statement 109 requires a change from the deferred method of accounting for income taxes of APB Opinion 11 to the asset and liability method of accounting for income taxes. Under the asset and liability method of Statement 109, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Under Statement 109, the effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

     FOREIGN CURRENCY TRANSLATION

     The local currency is the functional currency in the Company's foreign subsidiaries. Assets and liabilities of the foreign subsidiaries are translated to U.S. dollars at current rates of exchange, and revenues and expenses are translated using weighted average rates, in accordance with Statement of Financial Accounting Standards No. 52, "Foreign Currency Translation." Gains and losses from foreign currency translation are included as a separate component of shareholders' equity. Foreign currency transaction gains and losses are included as a component of other income and expense.

                           CLAREMONT TECHNOLOGY GROUP, INC.
                                   AND SUBSIDIARIES

                Notes to Consolidated Financial Statements (Continued)
                                    (In thousands)


(1) DESCRIPTION OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

     INTANGIBLE ASSETS

     Software development costs incurred subsequent to establishing a product's technological feasibility are capitalized until such product is available for general release to customers in accordance with Statement of Financial Accounting Standards No. 86, "Accounting for the Costs of Computer Software to be Sold, Leased or Otherwise Marketed". Capitalized software costs are amortized on a product-by-product basis. Amortization is recorded based on the greater of (a) the estimated economic life of the software (generally three years or less) or (b) the ratio of current gross revenues for each product to the total of current and anticipated gross revenues for each product, commencing when such product is available for general release.

     Other intangibles include purchased technology and a covenant not to compete, which are amortized over periods ranging from two to five years using the straight-line method.

     USE OF ESTIMATES IN THE PREPARATION OF FINANCIAL STATEMENTS

     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.

     COMPUTATION OF NET INCOME PER SHARE

     Net income per share is computed using the weighted average number of shares of common and common equivalent shares outstanding. Common equivalent shares from stock options and warrants are excluded from the computation if their effect is antidilutive, except that pursuant to the Securities and Exchange Staff Accounting Bulletins, common and common equivalents shares issued at prices below the public offering price during the twelve months immediately preceding the initial filing date have been included in the calculation as if they were outstanding for all periods presented using the treasury stock method and the initial public offering price.

                           CLAREMONT TECHNOLOGY GROUP, INC.
                                   AND SUBSIDIARIES

                Notes to Consolidated Financial Statements (Continued)
                                    (In thousands)


(2)  ACQUISITIONS

     In January 1995 the Company formed CTGCI by paying $5 in consideration for 5 shares of CTGCI common stock. Subsequently, under the terms of a Letter of Agreement which was effective in January 1995, CTGCI purchased 100 percent of the outstanding stock of Tony Martins & Associ_s, Inc. (TMAI) for $421. The agreement provided for $290 to be delivered upon closing and a loan payable in the amount of $131 due on January 31, 1996. The acquisition was accounted for under the purchase method of accounting with CTGCI acquiring the net assets of TMAI. Financial results subsequent to the acquisition date have been included in the consolidated statements of operations and cash flows.

     The fair value of assets and liabilities acquired at the date of acquisition are presented below:

          Cash                                              $    86
          Accounts receivable                                   156
          Furniture and computer equipment                        4
          Purchased technology                                  326
          Accounts payable and accrued expenses                (151)
                                                             ------
          Net assets acquired                               $   421
                                                             ------
                                                             ------

     In January 1996, the Company purchased certain assets of The Node Connection (TNC) for $130. The acquisition has been accounted for as a purchase, and the financial results of TNC have been included in the accompanying consolidated financial statements since the date of acquisition. The cost of the acquisition has been allocated on the basis of the estimated fair value of the assets acquired and the liabilities assumed.

     The fair value of assets and liabilities acquired at the date of acquisition are presented below:

          Accounts receivable                               $     3
          Fixed assets                                           65
          Identifiable intangible assets                        119
          Accounts payable                                      (15)
          Deferred revenue                                      (42)
                                                             ------
          Net assets acquired                               $   130
                                                             ------
                                                             ------

     The separate operational results of these acquisitions were not material and accordingly pro-forma financial results have been omitted.

                           CLAREMONT TECHNOLOGY GROUP, INC.
                                   AND SUBSIDIARIES

                Notes to Consolidated Financial Statements (Continued)
                                    (In thousands)


(3)  BALANCE SHEET COMPONENTS

    PROPERTY AND EQUIPMENT

         Property and equipment consist of the following:         June 30,
                                                           ---------------------
                                                            1996          1995
                                                            --------     -------
         Furniture and equipment                          $  1,147    $    452
         Computer equipment and software                     4,759       1,788
         Leased equipment                                      216         216
         Leasehold improvements                                108          49
                                                            --------     -------
                                                             6,230       2,505
         Less accumulated depreciation and amortization     (2,161)       (983)
                                                            --------     -------
         Property and equipment, net                      $  4,069    $  1,522
                                                            --------     -------
                                                            --------     -------

    Depreciation expense for the years ended June 30, 1996, 1995 and 1994 was $1,178, $469 and $224, respectively.

    ACCRUED EXPENSES

    The Company's accrued expenses consist of the following:
                                                                  June 30,
                                                            --------------------
                                                              1996        1995
                                                            --------    --------
         Accrued payroll                                  $    787    $    805
         Accrued vacation                                    1,105         828
         Accrued payroll taxes                                 710          18
         Accrued profit sharing                                682         392
         Accrued other                                          70          25
                                                            --------     -------
                                                          $  3,354    $  2,068
                                                            --------     -------
                                                            --------     -------

    OTHER NONCURRENT ASSETS

    Other noncurrent assets consist of the following:
                                                                  June 30,
                                                            --------------------
                                                              1996        1995
                                                            --------     -------
         Software development costs                       $  2,146     $   122
         Purchased technology                                  221         334
         Covenant not to complete                              994          --
         Other                                                 443         322
                                                            --------     -------
                                                          $  3,804     $   778
                                                            --------     -------
                                                            --------     -------

                           CLAREMONT TECHNOLOGY GROUP, INC.
                                   AND SUBSIDIARIES

                Notes to Consolidated Financial Statements (Continued)
                                    (In thousands)


(4)  INVESTMENT IN PARTNERSHIP

     Claremont Retirement Solutions, Ltd. (the Partnership) was formed with one of the Company's major customers to receive royalties from CRTI for future sales of a pension/retirement system template to other public and private pension funds. CRTI has obtained licensing rights from the Partnership to remarket the template. CRTI's initial equity contribution to the Partnership represents approximately 1 percent of the Partnership's total capital.


(5)  LEASES

     The Company was obligated under various capital leasing arrangements for certain of its computer equipment and office furniture. The leases had expired by June 30, 1996.

     The Company also leases certain of its office space through noncancelable operating lease arrangements. The leases expire April 30, 1997 through January 5, 2001, and are net leases with the Company paying all executory costs, including insurance, utilities, and maintenance. Rental expense for operating leases during the years ended June 30, 1996, 1995 and 1994 was approximately $820, $404 and $102, respectively.

     Future minimum lease payments under noncancelable operating leases (with initial or remaining lease terms in excess of one year) are as follows:

          Year Ending June 30,
              1997                                         $    662
              1998                                              515
              1999                                              433
              2000                                              238
              2001                                               92
                                                            -------
          Total minimum lease payments                     $  1,940
                                                            -------
                                                            -------

                           CLAREMONT TECHNOLOGY GROUP, INC.
                                   AND SUBSIDIARIES

                Notes to Consolidated Financial Statements (Continued)
                                    (In thousands)


(6)  LONG-TERM DEBT

     Long-term debt consists of the following:
                                                                  June 30,
                                                            -------------------
                                                             1996         1995
                                                             -------      ------
         7.6 percent installment loan payable in monthly
         installments of $61, including interest, with
         final payment due April 1999, secured by certain
         furniture and equipment                            $1,799      $   --

         7.59 percent installment loan payable in monthly
         installments of $14 with final payment due
         November 1998, secured by certain furniture
         and equipment                                         334          --

         8.05 percent installment loan payable in monthly
         installments of $16, including interest, with final
         payment due May 1998, secured by certain
         furniture and equipment                               389         488

         Non-interest bearing loan payable to former
         shareholders of acquired companies, due in 1996        --         131

         Installment loans payable in monthly installments      --           5
                                                             -------      ------
                                                             2,522         624
                                                             -------      ------
         Less current installment of long-term debt           (944)       (290)
                                                             -------      ------
         Long-term debt, excluding current installments    $ 1,578      $  334
                                                             -------      ------
                                                             -------      ------

     The aggregate maturities of long-term debt for years subsequent to June 30, 1996 are as follows:

         Year Ending June 30,
              1997                                        $    944
              1998                                           1,007
              1999                                             571
                                                          --------
         Total payments on long-term debt                 $  2,522
                                                          --------
                                                          --------

                           CLAREMONT TECHNOLOGY GROUP, INC.
                                   AND SUBSIDIARIES

                Notes to Consolidated Financial Statements (Continued)
                                    (In thousands)


(6)  LONG-TERM DEBT (CONTINUED)

    During 1995, the Company entered into a $2 million line of credit with a bank which was subsequently increased to $6 million in June 1996, with an interest rate of .25 percentage points above the bank's reference rate (8.5 percent at June 30, 1996), available through August 1, 1997. This line of credit is secured by furniture, equipment, and accounts receivable. At June 30, 1996, $4,600 was outstanding on this line of credit.

    The Company is a guarantor on a nonrevolving line of credit with a bank which provided for borrowings of up to $2 million for purposes of facilitating the purchase of Company common stock by Company executives.
    As of June 30, 1996, there was $1,684 of related debt outstanding against the line. Advances under the line of credit were made directly to the Company executive with full recourse and bear interest. Advances under the line of credit were for 36 months and include monthly interest payments, made by each Company executive, with principal repayment by each Company executive on or before July 31, 1998.

    The various lines of credit with Bank of America Oregon are contained in a master Business Loan Agreement which includes covenants relating to the maintenance of certain financial ratios and minimum net worth. The Company was in compliance with these covenants at June 30, 1996.

    The Company has available a standby letter of credit for up to $125. As of June 30, 1996, there were no amounts outstanding under the line of credit.

(7)  INCOME TAXES

    The components of income tax expense are as follows:
                                                     Year Ended June 30,
                                              -------------------------------
                                                1996        1995        1994
                                               --------    --------     ------
         Current:
           Federal                           $  1,232    $  1,351     $  468
           State and local                        319         398        164
           Foreign                                 --          26         --
                                               --------    --------     ------
                                                1,551       1,775        632
         Deferred:
           Federal                                552        (314)       253
           State and local                        147        (109)        68
                                               --------    --------     ------
                                                  699        (423)       321
                                               --------    --------     ------
                                             $  2,250    $  1,352     $  953
                                               --------    --------     ------
                                               --------    --------     ------

                           CLAREMONT TECHNOLOGY GROUP, INC.
                                   AND SUBSIDIARIES

                Notes to Consolidated Financial Statements (Continued)
                                    (In thousands)


(7) INCOME TAXES (CONTINUED)

    The actual income tax expense differs from the expected tax expense (computed by applying the U.S. federal and corporate income tax rate of 34 percent to net income before income taxes) as follows:

                                                    Year Ended June 30,
                                              -------------------------------
                                                1996       1995        1994
                                              --------     -------     ------
    Computed expected income tax expense     $  1,793    $  1,190     $  818
    Increase (reduction) in income tax
      expense resulting from:
         State income tax expense                 292         214        147
         Other                                    165         (52)       (12)
                                              --------     -------     ------

    Income tax expense                       $  2,250    $  1,352     $  953
                                              --------     -------     ------
                                              --------     -------     ------

    The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities are presented below:
                                                                June 30,
                                                           ------------------
                                                            1996        1995
                                                           -------     ------
    Deferred tax assets:
         Accrued expenses                                  $  215     $  176
         Expenses deductible in future periods                 42         --
         Other                                                 61         43
                                                           -------     ------
              Total gross deferred tax assets                 318        219

    Deferred tax liability:
         Capitalized software development costs              (812)       (27)
         Property and equipment, due to differences
           in depreciation                                    (15)        (1)
                                                           -------     ------
              Total gross deferred tax liabilities           (827)       (28)
                                                           -------     ------

              Net deferred tax assets (liabilities)       $  (509)    $  191
                                                           -------     ------
                                                           -------     ------

The Company reported income and expense items on the cash basis for income tax purposes and the accrual method for financial reporting purposes during the year ended June 30, 1994.

                           CLAREMONT TECHNOLOGY GROUP, INC.
                                   AND SUBSIDIARIES

                Notes to Consolidated Financial Statements (Continued)
                                    (In thousands)


(8)  STOCK INCENTIVE PLANS

    During fiscal 1992, the Company adopted, and the Board of Directors approved, a stock incentive plan for eligible employees, directors and outside consultants of the Company (the 1992 Plan). Either non-qualified or incentive stock options may be issued under this plan and are exercisable for a period of up to ten years from the date of grant. Certain of these options are subject to acceleration clauses. As of June 30, 1996, the Company had authorized issuance of such options to purchase up to an aggregate of 5,000 shares of its common stock. The options vest and are exercisable over various periods from the initial grant date.

    During fiscal 1996, the Company also adopted and the Board of Directors approved the 1996 Stock Option Plan for Nonemployee Directors (the 1996 Nonemployee Director Plan). Under the terms of the 1996 Nonemployee Director Plan, directors of the Company who are not employees of the Company or any subsidiary of the Company are eligible to receive nonqualified options to purchase shares of common stock. A total of 200 shares of common stock have been reserved for issuance upon exercise of stock options granted under the 1996 Nonemployee Director Plan. Upon election to the Board of Directors, each director is granted an option to purchase 20 shares, which option will vest over a three-year period (each a "Recruitment Grant"). Following the first annual meeting of shareholders after a Recruitment Grant is fully vested, the nonemployee director holding such fully-vested Recruitment Grant will receive an option to purchase an additional 15 shares of common stock, which option will vest over a three-year period (a "First Renewal Grant"). Furthermore, following the first annual meeting of shareholders after a nonemployee director's First Renewal Grant is fully vested, and following every third annual meeting of shareholders thereafter, such nonemployee director will be granted an option to purchase an additional 15 shares of common stock, which option will vest over a three-year period. The exercise price of options granted under the 1996 Nonemployee Director Plan may not be less than the fair market value of a share of common stock on the date of the grant of the option.

                           CLAREMONT TECHNOLOGY GROUP, INC.
                                   AND SUBSIDIARIES

                Notes to Consolidated Financial Statements (Continued)
                                    (In thousands)


(8) STOCK INCENTIVE PLANS (CONTINUED)

    The following table summarizes stock option activity through June 30, 1996:

                                               Shares            Price Range
                                               ------           ------------
         Outstanding options at June 30, 1993   2,230         $  .136 - 1.03

         Granted                                1,334           1.030 - 1.73
         Exercised                               (142)           .160 - 1.43
         Canceled                                (270)           .160 - 1.73
                                               -------         --------------

         Outstanding options at June 30, 1994   3,152            .136 - 1.73

         Granted                                  665           1.730 - 3.55
         Exercised                               (339)           .136 - 2.21
         Canceled                                (107)           .160 - 3.55
                                               -------         --------------

         Outstanding options at June 30, 1995   3,371            .136 - 3.55

         Granted                                  552           3.550 - 8.00
         Exercised                               (668)          3.550 - 8.00
         Canceled                                (153)           .160 - 4.02
                                               -------         --------------

         Outstanding options at June 30, 1996   3,102         $  .136 - 8.00
                                               -------         --------------
                                               -------         --------------

    At June 30, 1996, 1,507 of the outstanding options were exercisable.

(9)  PROFIT SHARING PLAN

    In January 1990, the Company adopted a qualified profit sharing plan pursuant to Section 401(k) of the Internal Revenue Code. The plan requires participants to be at least 21 years of age and have completed at least one hour of service. Employees can make voluntary contributions up to limitations prescribed by the Internal Revenue Code. Company matching contributions are discretionary. For the years ended June 30, 1996, 1995 and 1994, the Company recognized discretionary matching contributions of $129, $75 and $45, respectively.

                           CLAREMONT TECHNOLOGY GROUP, INC.
                                   AND SUBSIDIARIES

                Notes to Consolidated Financial Statements, Continued
                                    (In thousands)


(10)  EMPLOYEE STOCK OWNERSHIP PLAN

    In June 1995, the Company established an Employee Stock Ownership Plan
    (ESOP) for all non-union U.S. employees. The ESOP is designed to invest primarily in common stock of the Company. Each nonunion employee of the Company or any affiliated company automatically participates in the ESOP on the January 1 or July 1 following such employee's date of hire.

    The general assets of the ESOP are held in trust under a Trust Agreement. The Company has appointed the Hawaiian Trust Company, Ltd. as the trustee ("Trustee"). The Trustee holds legal title to all assets of the ESOP and subject to applicable laws and the terms of the ESOP has the discretionary power to buy common stock and to sell common stock held by the ESOP.

    The voting rights with respect to common stock held by the ESOP are exercised by the Trustee, as directed by the ESOP committee. In the case of a transaction such as a reorganization, recapitalization, merger, sale of substantially all assets, liquidation, dissolution or similar transaction which must be approved by the shareholders, the participants may direct the Trustee how to vote the common stock allocated to their Company stock accounts.

    A participant's account becomes fully vested and nonforfeitable after seven years of service with the Company, or earlier if the participant attains age 65, becomes totally disabled or dies. The participant's account vests at the rate of 10 percent per year for the first four years of employment, and at the rate of 20 percent per year for each year thereafter, until fully vested. The Company pays all administrative costs of the ESOP.

    The Company makes all contributions to the ESOP, which may be made in either cash or shares of common stock. The contributions to the ESOP for the years ending June 30, 1996 and 1995 consisted of cash of $448 and $300, respectively. Future contributions to the ESOP will be made at the Company's discretion.

(11)  STOCK WARRANT

    On May 20, 1996, the Company issued a five-year warrant to purchase 400 shares of common stock at an exercise price of $10.33 per share. The warrant is subject to certain antidilution rights.

                           CLAREMONT TECHNOLOGY GROUP, INC.
                                   AND SUBSIDIARIES

                Notes to Consolidated Financial Statements, Continued
                                    (In thousands)


(12) BUSINESS AND CREDIT CONCENTRATION

    Revenues from certain of the Company's largest customers individually exceeded 10 percent of revenues as follows:
                                                      Year Ended June 30,
                                                -----------------------------
                                                 1996         1995      1994
                                                -------      ------    ------
Ohio State Teachers Retirement System             14%         38%        72%
AT&T Network Systems                               5%          --         --
Lucent Technologies                               20%         19%         --
Mississippi Public Employee Retirement System     11%          --         --

    At June 30, 1996 and 1995, the trade accounts receivable and revenue in excess of billings balances from these customers were $5,882 and $2,063, respectively.


(13) RELATED PARTY TRANSACTIONS


    The Company issued notes receivable to its majority shareholder during fiscal years ended June 30, 1995 and 1994. The notes were forgiven during 1996. There were no amounts due under these notes at June 30, 1996. The amount of the notes and related interest receivable at June 30, 1995 were $410 and $13, respectively.

    The Company also issued notes receivable totaling $514 and $385 to certain employees during the fiscal years ended June 30, 1996 and 1995, respectively. The notes are due at varying dates through July 31, 1997 and bear interest at rates ranging from 4 percent to 7.1 percent. Interest receivable on these notes was $3 and $6 at June 30, 1996 and 1995, respectively. During fiscal 1995, a note receivable totaling $85 was extended to July 1995 and paid in full at that time.

    The Company has entered into a retirement and severance agreement with its founder, Steven L. Darrow, and (as of the date of the agreement, March 15, 1996) largest shareholder. Under that agreement, in exchange for his commitment not to complete with the Company for five years, the Company agreed to pay an amount equal to one year's salary, provide a continuation of medical benefits during his lifetime, forgive certain loans from the Company and pay resulting withholding taxes, and grant him and certain trusts and individuals to whom he had transferred stock certain "piggyback" registration rights. With respect to this agreement, the Company recorded $966 as a covenant not to compete and classified such amount under "other noncurrent assets". Additionally, the agreement provided for the acceleration of the exercisability of otherwise not yet exercisable stock options for the 35.8 shares of the Company's

                           CLAREMONT TECHNOLOGY GROUP, INC.
                                   AND SUBSIDIARIES

                Notes to Consolidated Financial Statements, Continued
                                    (In thousands)


(13) RELATED PARTY TRANSACTIONS (CONTINUED) common stock with an exercise price of $1.03 each, resulting in noncash compensation expense of $107. The Company also agreed to guarantee a loan for him if the guarantee was required by the lender, provided that the Company's guarantee was secured by a pledge of Company stock belonging to the founder, and to provide good faith cooperation if he wished to sell some of his stock in a transaction before the date of the Company's initial public offering.

    The Company retained a board member as a consultant through his consulting firm, and also directly as a part-time employee, for payments aggregating $73 in fiscal year 1996, $113 in fiscal year 1995 and $113 in fiscal 1994. The consulting and employment arrangement with the board member ended effective April 26, 1996.

(14) COMMITMENTS AND CONTINGENCIES

    The Company is involved in various claims and legal actions arising in the ordinary course of business. In the opinion of management, the ultimate disposition of these matters will not have a material adverse effect on the Company's financial position, results of operations or liquidity.

    The Company has approximately $500 of performance bonds outstanding as of June 30, 1996.

    The Company has entered into three-year employment agreements with its president and chief financial officer. These agreements became effective upon retaining these individuals and provide for an initial base salary of $400 and $295, respectively. Each agreement states that if the executive's employment is terminated by the Company for reasons other than cause, the executive's base salary will continue for the longer of three years from the start date or six months from the termination date. Regardless of the reason for termination, each agreement contains commitments of noncompetition and nonsolicitation of the Company's personnel. These commitments last the longer of 18 months after departure from the Company, or for as long as base salary continues to be paid.

                           CLAREMONT TECHNOLOGY GROUP, INC.
                                   AND SUBSIDIARIES

                Notes to Consolidated Financial Statements (Continued)
                        (In thousands, except per share data)


(15) BUSINESS SEGMENT AND GEOGRAPHIC INFORMATION

    The Company operates primarily in one business segment, providing systems integration services. The Company's subsidiary in Canada accounted for $2,321 of total revenue and $13 of net income for the fiscal year 1996. Identifiable assets of this subsidiary were $391 at June 30, 1996.

    Revenue by geographical area is provided below:
                                                   Year Ended June 30,
                                             --------------------------------
                                               1996        1995       1994
                                              ---------   ---------  ---------
    United States                           $  45,004   $  26,730  $  15,713
    Canada                                      2,321         562         --
                                              ---------   ---------  ---------


         Total                              $  47,325   $  27,292  $  15,713
                                              ---------   ---------  ---------
                                              ---------   ---------  ---------


(16) SUBSEQUENT EVENT

    On July 19, 1996, the Company sold 1,750 shares in its initial public offering and on August 16, 1996, the Company sold 262.5 shares in its over-allotment. Net proceeds from the offering and the over-allotment totaled $27,024.