Form 10-Q
period 1996-09-30
CLAREMONT TECHNOLOGY GROUP INC
filed 1996-11-12
CIK 1013736

                                    UNITED STATES
                         SECURITIES AND EXCHANGE COMMISSION
                               WASHINGTON, D.C.  20549

                                  ----------------

                                     FORM 10-Q

                                  ----------------

    (Mark One)
/X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934
                For the quarterly period ended September 30, 1996
                                       OR
/ / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934
                      For the transition period from __ to __

                         Commission file number 0-28654

                                 -----------------

                        CLAREMONT TECHNOLOGY GROUP, INC.
             (Exact name of registrant as specified in its charter)

                    Oregon                                  93-1004490
        (State or other jurisdiction of                  (I.R.S. Employer
         incorporation or organization)                 Identification No.)

         1600 NW Compton Drive, Suite 210
                 Beaverton, Oregon                                97006
     (Address of principal executive offices)                   (Zip Code)

        Registrant's telephone number, including area code:  503-690-4000

                                ---------------------

     The index to exhibits appears on page 8 of this document.

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to
such filing requirements for the past 90 days. Yes  _X_    No   ___

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

    Common stock without par value                       7,297,190
              (Class)                        (Outstanding at November 5, 1996)

                        CLAREMONT TECHNOLOGY GROUP, INC.
                                    FORM 10-Q
                                     INDEX


PART I -- FINANCIAL INFORMATION



                                                                                   Page
                                                                                   ----

Item 1.  Financial Statements

         Consolidated Balance Sheets -- September 30, 1996 and June 30, 1996            2

         Consolidated Statements of Operations -- Three Months Ended
          September 30, 1996 and 1995                                                 3

         Consolidated Statements of Cash Flows -- Three Months Ended
          September 30, 1996 and 1995                                                 4

         Notes to Consolidated Financial Statements                                   5

Item 2.  Management's Discussion and Analysis of Financial Condition and Results
          of Operations                                                               5

PART II -- OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K                                             8

         Signatures                                                                   9


                               CLAREMONT TECHNOLOGY GROUP, INC.
                                       AND SUBSIDIAIRES
                                  CONSOLIDATED BALANCE SHEETS
                                        (in thousands)
                                          (Unaudited)




                                                            September 30,      June 30,
                                                                1996             1996
                                                                ----             ----


ASSETS

Current Assets:

    Cash and cash equivalents                                   $18,240           $526

    Receivables:

       Accounts receivable, net of allowances of $88
          and $110                                               10,195          7,811

       Revenue earned in excess of billings                       7,017          5,653

       Other                                                        146             78

    Income taxes receivable                                       2,878             --

    Prepaid expenses                                                438            683

    Deferred income taxes                                           282            266

    Notes receivable                                                 75             75
                                                                -------         ------

        Total Current Assets                                     39,271         15,092

Property and equipment, net of accumulated depreciation
  of $2,619 and $2,161                                            4,417          4,069

Software development costs, net of accumulated amortization
  of $130 and $61                                                 3,710          2,146

Other non-current assets, net of accumulated amortization
  of $294 and $197                                                1,694          1,658
                                                                -------        -------

        Total Assets                                            $49,092        $22,965
                                                                =======        =======

LIABILITIES AND SHAREHOLDERS' EQUITY

Current Liabilities:

    Accounts payable                                             $1,160         $1,464

    Line of credit                                                   --          4,600

    Current installments of long-term debt                          959            944

    Accrued payroll and related liabilities                       2,919          2,602

    Accrued profit sharing                                          867            682

    Other accrued liabilities                                        18             70

    Income taxes payable                                             --            619

    Deferred revenue                                                227            661
                                                                -------        -------

        Total Current Liabilities                                 6,150         11,642

Long-term debt, excluding current installments                    1,333          1,578

Deferred income taxes                                             1,492            775
                                                                -------        -------

        Total Liabilities                                         8,975          13,995

Commitments and Contingencies

Shareholders' Equity:

    Preferred stock, no par value.  Authorized 10,000
       shares; no shares issued or outstanding                       --              --

    Common stock, no par value.  Authorized 25,000 shares;
        7,259 and 4,832 shares issued and outstanding at
       September 30 and June 30, 1996, respectively              31,404           1,331

    Retained earnings                                             8,716           7,649

    Cumulative translation adjustment                                (3)            (10)
                                                                -------         -------

         Total Shareholders' Equity                              40,117           8,970
                                                                -------         -------

         Total Liabilities and Shareholders' Equity             $49,092         $22,965
                                                                =======         =======


        See accompanying notes to unaudited consolidated financial statements.

                         CLAREMONT TECHNOLOGY GROUP, INC.
                                 AND SUBSIDIARIES
                       CONSOLIDATED STATEMENTS OF OPERATIONS
                       (in thousands, except per share data)
                                    (Unaudited)






                                                   Three Months Ended September 30,
                                                   --------------------------------
                                                         1996          1995
                                                         ----          ----

Revenue:
    Professional fees                                    $13,537       $8,874
    Resold products and services                             342            9
                                                         -------      -------
        Total revenue                                     13,879        8,883
                                                         -------      -------

Costs and expenses:
    Project costs and expenses                             7,059        4,709
    Resold products and services                             310            8
    Selling, general and administrative                    4,797        3,230
                                                         -------      -------
        Total costs and expenses                          12,166        7,947
                                                         -------      -------

        Income from operations                             1,713          936
                                                         -------      -------

Other income (expense):
    Interest income                                          159            8
    Interest expense                                        (70)          (16)
    Other, net                                                 8            3
                                                         -------      -------
        Total other income (expense)                          97           (5)
                                                         -------      -------

        Income before income taxes                         1,810          931

Income tax expense                                           743          393
                                                         -------      -------
        Net income                                        $1,067         $538
                                                         =======      =======

        Net income per common share                        $0.12        $0.07
                                                         =======      =======


Weighted average number of common and
    common equivalent shares outstanding                   9,280        7,680
                                                         =======      =======



    See accompanying notes to unaudited consolidated financial statements.

                        CLAREMONT TECHNOLOGY GROUP, INC.
                               AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (in thousands)
                                  (Unaudited)



                                                    Three Months Ended September 30,
                                                    --------------------------------
                                                         1996           1995
                                                         ----           ----



Cash  flows from operating activities:

   Net income                                             $1,067         $538

   Adjustments to reconcile net income to net cash used in operating activities:

         Depreciation and amortization                       625          199

         Deferred income taxes                               701           --

         Changes in assets and liabilities:

            Receivables                                  (3,816)         (912)

            Income taxes receivable, net                 (3,497)          315

            Prepaid expenses                                 245            2

            Accounts payable                               (304)         (490)

            Accrued payroll and related liabilities

            Accrued expenses                                 450         (151)

            Deferred revenue                               (434)          274
                                                        -------        ------

               Net cash used by operating activities     (4,963)         (225)
                                                       --------        ------

Cash flows from investing activities:

   Purchase of property and equipment                      (806)         (587)

   Expenditures for software development costs           (1,634)         (198)

   Other non-current assets                                (133)          (24)
                                                        -------        ------

               Net cash used by investing activities     (2,573)         (809)
                                                        -------        ------

Cash flows from financing activities:

   Proceeds/(payments) on line of credit, net            (4,600)          250

   Payments of long-term debt                              (230)          (39)

   Payments of obligations under capital lease               --            (3)

   Net proceeds from common stock offering                27,024           --

   Acquisition of common stock                                --         (150)

   Proceeds from exercise of stock options                 3,049           72

   Payments (issuance) of notes receivable, net               --          220
                                                        --------       ------

      Net cash provided by financing activities           25,243          350
                                                        --------       ------

Effect of exchange rate on cash                                7            5
                                                         -------       ------

      Net increase (decrease) in cash and cash
       equivalents                                        17,714         (679)

Cash and cash equivalents at beginning of year               526          340
                                                         -------      -------

Cash and cash equivalents at end of year                 $18,240        $(339)
                                                         =======      =======


    See accompanying notes to unaudited consolidated financial statements.

                      CLAREMONT TECHNOLOGY GROUP, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             (DOLLARS IN THOUSANDS)
                                   (UNAUDITED)

NOTE 1:  BASIS OF PRESENTATION

The financial information included herein for the three-months ended September 30, 1996 and 1995 is unaudited; however, such information reflects all adjustments consisting only of normal recurring adjustments which are, in the opinion of management, necessary for a fair presentation of the financial position, results of operations and cash flows for the interim periods. The financial information as of June 30, 1996 is derived from the audited financial statements included in Claremont Technology Group, Inc.'s (the Company's) 1996 Annual Report on Form 10-K. The interim consolidated financial statements should be read in conjunction with the consolidated financial statements and the notes thereto included in the Company's 1996 Annual Report on Form 10-K.

The results of operations for the interim period presented are not necessarily indicative of the results to be expected for the full year.

NOTE 2:  SUPPLEMENTAL CASH FLOW INFORMATION

Supplemental disclosure of cash flow information is as follows:

                                                    Three months ended
                                                       September 30,
                                                    ------------------
                                                      1996        1995
                                                      ----        ----
 Cash paid during the period for income taxes         $550         $34
 Cash paid during the period for interest               91          16

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FORWARD LOOKING STATEMENTS

This report on Form 10-Q contains certain information and trend statements that constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act, which involve risks and uncertainties. Actual results may differ materially from the results described in the forward-looking statements. When used in this document, the words "anticipate," "believe," "estimate," "expect," "intend" and other similar expressions, as they relate to the Company, are intended to identify forward-looking statements. Such statements reflect the current views of the Company with respect to future events and are subject to certain risks, uncertainties and assumptions that include, but are not limited to, those discussed in Item 1 of the Company's 1996 Annual Report on Form 10-K and in the following Management's Discussion and Analysis of Financial Condition and Results of Operations.

RESULTS OF OPERATIONS

The following table set forth, for the periods indicated, certain financial data as a percentage of total revenue:

                                                         THREE MONTHS ENDED
                                                           SEPTEMBER 30,
                                                    ---------------------------
                                                    1996                1995
                                                    ----                ----
Revenue:
     Professional fees                               98%                100%
     Resold products and services                     2                  --
                                                    ---                 ---
          Total revenue                             100                 100
Costs and expenses:
     Project costs and expenses                      51                  53
     Resold products and services                     2                  --
     Selling, general and administrative             35                  37
                                                    ---                 ---
          Total costs and expenses                   88                  90
                                                    ---                 ---
          Income from operations                     12                  10
Other income (expense), net                           1                  --
                                                    ---                 ---
          Income before income taxes                 13                  10
Income tax expense                                    5                   4
                                                    ---                 ---
          Net income                                  8%                  6%
                                                    ===                 ===

The Company's revenue consists primarily of professional fees (including license fees for Claremont's reusable software modules), and to a lesser extent resold hardware and software products and resold contract services. The Company's professional fees increased 53 percent to $13.5 million in the first three months of fiscal 1997 from $8.9 million in the first three months of fiscal 1996. Professional fees increased primarily due to an increase in the number of projects performed, both for new and existing clients. Revenue from foreign operations increased to $1.2 million in the first three months of fiscal 1997 compared to $308,000 in the first three months of fiscal 1996. The increase resulted primarily from the growth of the operations at the Company's Montreal, Canada software factory, which commenced operations during the third quarter of fiscal 1995. The Company's top five clients accounted for 39 percent of professional fees for the three months ended September 30, 1996 compared to 67 percent for the three months ended September 30, 1995.

Project costs and expenses consist primarily of salaries and employee benefits for personnel dedicated to client projects and associated overhead costs including equipment depreciation and amortization. Project costs and expenses increased 50 percent to $7.1 million (52 percent of professional fees) in the first three months of fiscal 1997 from $4.7 million (53 percent of professional fees) in the first three months of fiscal 1996. The increase in project costs and expenses was due primarily to the addition of project personnel necessary to perform the larger number of client projects.

Selling, general and administrative costs and expenses consist of costs associated with the Company's executive staff, finance, facilities and human resources departments (collectively, "Administrative Personnel"), travel and business development costs. Selling, general and administrative costs and expenses increased 49 percent to $4.8 million (35 percent of professional fees) in the first three months of fiscal 1997 from $3.2 million (36 percent of professional fees) in the first three months of fiscal 1996. The increase is primarily due to increases in professional development and recruiting expenses associated with the increased professional personnel, increased facility expenses associated with increased space needs resulting from increased software development efforts performed at Company facilities rather than at client locations, increased numbers of Administrative Personnel and increased costs associated with being a public company.

Interest income increased to $159,000 for the three months ended September 30, 1996 from $8,000 for the three months ended September 30, 1995, due to higher cash balances resulting from the Company's initial public offering which occurred in July 1996.

Income tax expense represents combined federal, state and foreign taxes at an effective rate of 41 percent, or $743,000, for the first three months of fiscal 1997 compared to 43 percent, or $393,000 for fiscal 1996. The decrease in the effective tax rate is due to a change in the mix of jurisdictions in which the Company does business, as well as changes in certain federal tax laws.

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

At September 30, 1996, the Company had working capital of $33.1 million, including $18.2 million of cash and cash equivalents.

Cash increased $17.7 million during the first three months of fiscal 1997 primarily as a result of net cash provided from financing activities of $25.2 million, offset by $5.0 million used in operations, $0.8 million for the purchase of property and equipment and $1.6 million for software development costs.

Accounts receivable and revenue earned in excess of billings, combined, increased $3.7 million to $17.2 million at September 30, 1996 from $13.5 million at June 30, 1996 primarily as a result of growth in revenues. Days sales outstanding were 69 at September 30, 1996 compared to 64 at June 30, 1996.

Income taxes receivable increased to $2.9 million at September 30, 1996 from a payable of $619,000 at June 30, 1996 primarily as a result of the income tax benefit from stock option exercises.

In July 1996, the Company repaid all amounts outstanding under its line of credit with a portion of the proceeds from its initial public offering, and at September 30, 1996 there were no amounts outstanding under the line of credit. At September 30, 1996 the Company had total debt of $2.3 million compared to $7.1 million at June 30, 1996.

During the first three months of fiscal 1997, the Company had capital expenditures of $0.8 million primarily related to furniture and personal computers, and $1.6 million associated with the capitalization of software development costs. As of September 30, 1996 the Company did not have any material commitments for capital expenditures.

                              PART II -- OTHER INFORMATION

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a) The exhibits filed as part of this report are listed below:


     Exhibit No. and Description
     ---------------------------
     11   Calculations of Net Income Per Share
     27   Financial Data Schedule

(b)  Reports on Form 8-K:
     None.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date:   November 7, 1996           CLAREMONT TECHNOLOGY GROUP,INC.

                                   By:/s/ PAUL J. COSGRAVE
                                      --------------------
                                   Paul J. Cosgrave
                                   Chairman of the Board, President and Chief
                                   Executive Officer
                                   (Principal Executive Officer)


                                   By:/s/ DENNIS M. GOETT
                                      -------------------
                                   Dennis M. Goett
                                   Chief Financial Officer and Director
                                   (Principal Financial and Accounting Officer)