Form 10-Q
period 1996-12-31
CLAREMONT TECHNOLOGY GROUP INC
filed 1997-02-12
CIK 1013736

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                    UNITED STATES
                          SECURITIES AND EXCHANGE COMMISSION
                               WASHINGTON, D.C.  20549

                             ---------------------------

                                      FORM 10-Q

                             ---------------------------


    (Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                                 EXCHANGE ACT OF 1934
                   For the quarterly period ended December 31, 1996
                                          OR
[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                                 EXCHANGE ACT OF 1934
                            For the transition period from    to
                                                           --    ----

                            Commission file number 0-28654

                             ---------------------------

                           CLAREMONT TECHNOLOGY GROUP, INC.
                (Exact name of registrant as specified in its charter)

                   Oregon                            93-1004490
 (State or other jurisdiction of incorporation   (I.R.S. Employer
              or organization)                   Identification No.)

      1600 NW Compton Drive, Suite 210
               Beaverton, Oregon                        97006
(Address of principal executive offices)            (Zip Code)


          Registrant's telephone number, including area code:  503-690-4000


                             ---------------------------
              The index to exhibits appears on page 8 of this document.


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                       Yes    X         No
                           -------         -------

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

     Common stock without par value                     7,688,954
                  (Class)                   (Outstanding at January 31, 1997)

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                           CLAREMONT TECHNOLOGY GROUP, INC.
                                      FORM 10-Q
                                        INDEX



PART I - FINANCIAL INFORMATION                                             PAGE
------------------------------                                             ----

Item 1. Financial Statements

        Consolidated Balance Sheets -December 31, 1996 and June 30,
        1996                                                                2

        Consolidated Statements of Operations - Three Months and
        Six Months Ended December 31, 1996 and 1995                         3

        Consolidated Statements of Cash Flows - Six Months Ended
        December 31, 1996 and 1995                                          4

        Notes to Consolidated Financial Statements                          5

Item 2. Management's Discussion and Analysis of Financial Condition
        and Results of Operations                                           5


PART II - OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K                                    8

Signatures                                                                  9

ITEM 1. FINANCIAL STATEMENTS

                  CLAREMONT TECHNOLOGY GROUP, INC. AND SUBSIDAIRIES
                             CONSOLIDATED BALANCE SHEETS
                                     (Unaudited)


                                                                      December 31,     June 30,
                                                                          1996           1996
                                                                       ----------     ----------
ASSETS
Current Assets:
    Cash and cash equivalents                                         $   15,905     $      526
    Receivables:
       Accounts receivable, net of allowances of $145 and $110            11,165          7,811
       Revenue earned in excess of billings                                7,956          5,653
       Other                                                                 215             78
    Prepaid expenses and other current assets                                792            683
    Refundable income taxes                                                3,438           -
    Deferred income taxes                                                    273            266
    Notes receivable                                                          75             75
                                                                       ----------     ----------
        Total Current Assets                                              39,819         15,092

Property and equipment, net of accumulated depreciation
  of $3,151 and $2,161                                                     5,000          4,069
Software development costs, net of accumulated amortization
  of $184 and $61                                                          5,536          2,146
Other non-current assets, net of accumulated amortization
  of $393 and $197                                                         1,636          1,658
                                                                       ----------     ----------
        Total Assets                                                  $   51,991     $   22,965
                                                                       ----------     ----------
                                                                       ----------     ----------

LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
    Accounts payable                                                  $    1,353     $    1,464
    Line of credit                                                          -             4,600
    Current installments of long-term debt                                   975            944
    Accrued payroll and related liabilities                                2,697          2,602
    Accrued profit sharing                                                   665            682
    Other accrued expenses                                                    62             70
    Income taxes payable                                                    -               619
    Deferred revenue                                                         813            661
                                                                       ----------     ----------
        Total Current Liabilities                                          6,565         11,642

Long-term debt, excluding current installments                             1,083          1,578
Deferred income taxes                                                      2,181            775
                                                                       ----------     ----------
        Total Liabilities                                                  9,829         13,995

Commitments and Contingencies

Shareholders' Equity:
    Preferred stock, no par value.  Authorized 10,000
       shares; no shares issued or outstanding                              -              -
    Common stock, no par value.  Authorized 25,000 shares;
       7,651 and 4,832 shares issued and outstanding at
       December 31 and June 30, 1996, respectively                        32,008          1,331
    Retained earnings                                                     10,166          7,649
    Cumulative translation adjustment                                       (12)           (10)
                                                                       ----------     ----------
         Total Shareholders' Equity                                       42,162          8,970
                                                                       ----------     ----------
         Total Liabilities and Shareholders' Equity                   $   51,991     $   22,965
                                                                       ----------     ----------
                                                                       ----------     ----------


        See accompanying notes to unaudited consolidated financial statements.

                           CLAREMONT TECHNOLOGY GROUP, INC.
                                   AND SUBSIDAIRIES
                        CONSOLIDATED STATEMENTS OF OPERATIONS
                        (In thousands, except per share data)
                                     (Unaudited)

                                           Three Months Ended December 31,  Six Months Ended December 31,
                                           --------------------------------------------------------------
                                                1996           1995             1996          1995
                                              ----------     ----------     ----------     ----------
Revenue:
    Professional fees                       $   15,586     $   10,813         29,123     $   19,687
    Resold products and services                   149          1,094            491          1,103
                                              ----------     ----------     ----------     ----------
        Total revenue                           15,735         11,907         29,614         20,790
                                              ----------     ----------     ----------     ----------

Costs and expenses:
    Project costs and expenses                   7,862          5,463         14,921         10,172
    Resold products and services                   142          1,049            452          1,057
    Selling, general and administrative          5,396          3,328         10,193          6,558
                                              ----------     ----------     ----------     ----------
        Total costs and expenses                13,400          9,840         25,566         17,787
                                              ----------     ----------     ----------     ----------

        Income from operations                   2,335          2,067          4,048          3,003
                                              ----------     ----------     ----------     ----------

Other income (expense):
    Interest income                                189              8            348             16
    Interest expense                               (43)           (24)          (113)           (40)
    Other, net                                     (22)           (20)           (14)           (17)
                                              ----------     ----------     ----------     ----------
        Total other income (expense)               124            (36)           221            (41)
                                              ----------     ----------     ----------     ----------

        Income before income taxes               2,459          2,031          4,269          2,962

Income tax expense                               1,009            859          1,752          1,252
                                              ----------     ----------     ----------     ----------
        Net income                          $    1,450     $    1,172          2,517     $    1,710
                                              ----------     ----------     ----------     ----------
                                              ----------     ----------     ----------     ----------

        Net income per common share         $     0.15     $     0.16           0.26     $     0.23
                                              ----------     ----------     ----------     ----------
                                              ----------     ----------     ----------     ----------

Weighted average number of common and
    common equivalent shares outstanding         9,973          7,709          9,552          7,625
                                              ----------     ----------     ----------     ----------
                                              ----------     ----------     ----------     ----------


        See accompanying notes to unaudited consolidated financial statements.

                           CLAREMONT TECHNOLOGY GROUP, INC.
                                   AND SUBSIDAIRIES
                        CONSOLIDATED STATEMENTS OF CASH FLOWS
                                    (In thousands)
                                     (Unaudited)


                                                                   Six Months Ended December 31,
                                                                  ------------------------------
                                                                    1996                 1995
                                                                  ----------          ----------
Cash flows from operating activities:
   Net income                                                   $    2,517          $    1,710
   Adjustments to reconcile net income to net cash
      provided by (used in) operating activities:
         Depreciation and amortization                               1,309                 483
         Deferred income taxes                                       1,400                -
         Changes in assets and liabilities:
            Receivables                                             (5,660)             (5,887)
            Prepaid expenses                                          (246)               (272)
            Refundable income taxes                                 (4,039)               -
            Accounts payable and accrued expenses                      (58)              1,786
            Deferred revenue                                           151               2,821
            Income taxes payable                                      -                    818
                                                                  ----------          ----------
               Net cash provided by (used in) operating
                 activities                                         (4,626)              1,459
                                                                  ----------          ----------

Cash flows from investing activities:
   Purchase of property and equipment                               (1,922)             (1,982)
   Expenditures for software development costs                      (3,513)               (569)
   Other non-current assets                                           (174)                (39)
                                                                  ----------          ----------
               Net cash used by investing activities                (5,609)             (2,590)
                                                                  ----------          ----------

Cash flows from financing activities:
   Proceeds/(payments) on line of credit, net                       (4,600)              1,000
   Payments of long-term debt                                         (464)                (92)
   Proceeds from issuance of long-term debt                           -                    500
   Payments of obligations under capital lease                        -                     (3)
   Purchase of common stock                                           -                   (215)
   Proceeds from common stock offering, net                         26,867                -
   Proceeds from exercise of stock options                             332                  71
   Tax benefit related to stock option activity                      3,478                -
   Payments (issuance) of notes receivable, net                       -                    220
                                                                  ----------          ----------
               Net cash provided by financing activities            25,613               1,481
                                                                  ----------          ----------

Effect of exchange rate on cash                                          1                -
                                                                  ----------          ----------
               Net increase in cash and cash equivalents            15,379                 350

Cash and cash equivalents at beginning of year                         526                 340
                                                                  ----------          ----------
Cash and cash equivalents at end of year                        $   15,905          $      690
                                                                  ----------          ----------
                                                                  ----------          ----------


        See accompanying notes to unaudited consolidated financial statements.

                           CLAREMONT TECHNOLOGY GROUP, INC.
                     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                (DOLLARS IN THOUSANDS)
                                     (UNAUDITED)

NOTE 1:  BASIS OF PRESENTATION

The financial information included herein for the three-month and six-month periods ended December 31, 1996 and 1995 is unaudited; however, such information reflects all adjustments consisting only of normal recurring adjustments which are, in the opinion of management, necessary for a fair presentation of the financial position, results of operations and cash flows for the interim periods. The financial information as of June 30, 1996 is derived from the audited financial statements included in Claremont Technology Group, Inc.'s (the Company's) 1996 Annual Report on Form 10-K. The interim consolidated financial statements should be read in conjunction with the consolidated financial statements and the notes thereto included in the Company's 1996 Annual Report on Form 10-K.

The results of operations for the interim period presented are not necessarily indicative of the results to be expected for the full year.

NOTE 2:  SUPPLEMENTAL CASH FLOW INFORMATION

Supplemental disclosure of cash flow information is as follows:

                                                             Six months ended
                                                               December 31,
                                                           --------------------
                                                             1996        1995
                                                           --------    --------
Cash paid during the period for income taxes             $   796      $   180
Cash paid during the period for interest                     135           40

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

RESULTS OF OPERATIONS
The following table sets forth, for the periods indicated, certain financial data as a percentage of total revenue:


                                          THREE MONTHS ENDED DECEMBER 31, SIX MONTHS ENDED DECEMBER 31,
                                             --------------------------     -------------------------
                                                  1996           1995            1996           1995
                                             -----------    -----------     ----------     ----------
Revenue:
   Professional fees                                 99  %          91  %          98  %          95  %
   Resold products and services                       1              9              2              5
                                             -----------    -----------     ----------     ----------
       Total revenue                                100            100            100            100
Costs and expenses:
   Project costs and expenses                        50             46             50             49
   Resold products and services                       1              9              2              5
   Selling, general and administrative               34             28             34             32
                                             -----------    -----------     ----------     ----------
       Total costs and expenses                      85             83             86             86
                                             -----------    -----------     ----------     ----------
       Income from operations                        15             17             14             14
Other income (expense), net                           1              0              0              0
                                             -----------    -----------     ----------     ----------
       Income before income taxes                    16             17             14             14
Income tax expense                                    7              7              6              6
                                             -----------    -----------     ----------     ----------
       Net income                                     9  %          10  %           8  %           8  %
                                             -----------    -----------     ----------     ----------
                                             -----------    -----------     ----------     ----------


The Company's revenue consists primarily of professional fees (including license fees for Claremont's reusable software modules), and to a lesser extent resold hardware and software products and resold contract services. The Company's professional fees increased 44% to $15.6 million for the three months ended December 31, 1996 compared to $10.8 million for the three months ended December 31, 1995. Professional fees increased 48% to $29.1 million for the six months ended December 31, 1996 compared to $19.7 million for the six months ended December 31, 1995. Professional fees increased primarily due to an increase in the number of projects performed, both for new and existing clients. Revenue from foreign operations increased to $2.5 million for the six months ended December 31, 1996 compared to $854,000 for the six months ended December 31, 1995. The increase resulted primarily from the growth of the operations at the Company's Montreal, Canada software factory, which commenced operations during the third quarter of fiscal 1995. The Company's top five clients accounted for 41% of revenues for the six months ended December 31, 1996 compared to 66% for the six months ended December

31, 1995. Resold products and services are offered to clients on an as-needed basis and are resold with little or no mark-up. The Company does not expect resold products and services to contribute materially to its income from operations, and generally expects to make little or no profit on such products and services. The Company expects to provide such products and services only as an accommodation to the Company's clients as requested for particular projects.

Project costs and expenses consist primarily of salaries and employee benefits for personnel dedicated to client projects and associated overhead costs including equipment depreciation and amortization. Project costs and expenses increased to $7.9 million and $14.9 million (50% and 51% of professional fees, respectively) for the three and six month periods ended December 31, 1996 from $5.5 million and $10.2 million (51% and 52% of professional fees, respectively) for the comparable periods ended December 31, 1995. The increase in project costs and expenses was due primarily to the addition of project personnel necessary to perform the larger number of client projects.

Selling, general and administrative costs and expenses consist of costs associated with the Company's executive staff, finance, facilities and human resources departments (collectively, "Administrative Personnel"), travel and business development costs. Selling, general and administrative costs and expenses increased to $5.4 million and $10.2 million (35% and 35% of professional fees, respectively) for the three and six month periods ended December 31, 1996 from $3.3 million and $6.6 million (31% and 33% of professional fees, respectively) for the comparable periods ended December 31, 1995. The increase is primarily due to increases in professional development and recruiting expenses associated with the increased professional personnel, increased facility expenses associated with increased space needs resulting from increased software development efforts performed at Company facilities rather than at client locations, increased numbers of Administrative Personnel and increased costs associated with being a public company.

Other income (expense), net consists primarily of interest income on cash and cash equivalents and interest expense associated with short-term borrowings. Other income (expense), net increased to $124,000 and $221,000 for the three month and six month periods ended December 31, 1996 from $(36,000) and $(41,000) for the comparable periods ended December 31, 1995. The increase is due to the increase in interest income to $189,000 and $348,000 for the three and six month periods ended December 31, 1996 from $8,000 and $16,000 for the comparable periods ended December 31, 1995, due to higher cash balances resulting from the Company's initial public offering which occurred in July 1996.

Income tax expense represents combined federal, state and foreign taxes at an effective rate of 41%, or $1.8 million, for the first six months of fiscal 1997 compared to 43%, or $1.3 million, for the comparable period ended December 31, 1995. The decrease in the effective tax rate is due to a change in the mix of jurisdictions in which the Company does business, as well as changes in certain federal tax laws.

LIQUIDITY AND CAPITAL RESOURCES
Since its inception, the Company has financed its operations and investments in property and equipment primarily through cash generated from operations, bank borrowings and capital lease financing. In July 1996, the Company completed its initial public offering and in August 1996, the Company sold additional shares pursuant to the exercise of the underwriters' over-allotment option. Net proceeds from the offering and over-allotment totaled $26.9 million.

At December 31, 1996, the Company had working capital of $33.3 million, including $15.9 million of cash and cash equivalents. Cash increased $15.4 million during the first six months of fiscal 1997, primarily as a result of net cash provided from financing activities of $25.6 million, offset by $4.8 million used in operations, $1.9 million for the purchase of property and equipment and $3.5 million for software development costs.

Accounts receivable increased $3.4 million to $11.2 million at December 31, 1996 from $7.8 million at June 30, 1996 primarily as a result of growth in revenue. Days sales outstanding were 60 at December 31, 1996 compared to 64 at June 30, 1996.

Revenue earned in excess of billings, which represents amounts due to the Company under contracts, primarily from government entities, that can not be billed until certain dates, increased $2.3 million to $8.0 million at December 31, 1996 from $5.7 million at June 30, 1996.

Refundable income taxes, net of income taxes payable, increased to $3.4 million at December 31, 1996 from a payable of $619,000 at June 30, 1996 primarily as a result of the income tax benefit from certain stock option exercises.

In July 1996, the Company repaid all amounts outstanding under its line of credit with a portion of the proceeds from its initial public offering, and at December 31, 1996 there were no amounts outstanding under the line of credit.
At December 31, 1996 the Company had total debt of $2.1 million compared to $7.1 million at June 30, 1996.

During the first six months of fiscal 1997, the Company had capital expenditures of $1.9 million primarily related to furniture and personal computers, and $3.5 million associated with the capitalization of software development costs. As of December 31, 1996 the Company did not have any material commitments for capital expenditures.


                             PART II - OTHER INFORMATION

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)  The exhibits filed as part of this report are listed below:
         EXHIBIT NO. AND DESCRIPTION
         11   Calculations of Net Income Per Share
         27   Financial Data Schedule
(b)  Reports on Form 8-K:
         None.

SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


Date:   February 6, 1997          CLAREMONT TECHNOLOGY GROUP,INC.

                                  By:/s/ PAUL J. COSGRAVE
                                      ----------------------------
                                  Paul J. Cosgrave
                                  Chairman of the Board, President and Chief
                                  Executive Officer
                                  (Principal Executive Officer)


                                  By:/s/ DENNIS M. GOETT
                                      ----------------------------
                                  Dennis M. Goett
                                  Chief Financial Officer and Director
                                  (Principal Financial and Accounting Officer)