Form 10-Q
period 1997-03-31
CLAREMONT TECHNOLOGY GROUP INC
filed 1997-05-09
CIK 1013736

------------------------------------------------------------------------------
------------------------------------------------------------------------------

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

                           -------------------------

                                   FORM 10-Q

                           -------------------------


     (Mark One)
 [X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                             EXCHANGE ACT OF 1934
                 For the quarterly period ended March 31, 1997

                                      OR

 [ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                             EXCHANGE ACT OF 1934
                 For the transition period from      to
                                               ------   ------

                        Commission file number 0-28654

                             ---------------------

                       CLAREMONT TECHNOLOGY GROUP, INC.
            (Exact name of registrant as specified in its charter)

                 Oregon                               93-1004490
    (State or other jurisdiction of      (I.R.S. Employer Identification No.)
      incorporation or organization)

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
                        Yes      X              No
                            -----------           -----------

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.
        Common stock without par value                8,218,961
                   (Class)                  (Outstanding at May 6, 1997)

------------------------------------------------------------------------------
------------------------------------------------------------------------------

                        CLAREMONT TECHNOLOGY GROUP, INC.
                                   FORM 10-Q
                                     INDEX


PART I -  FINANCIAL INFORMATION                                            Page
------------------------------                                             ----
Item 1.   Financial Statements

          Consolidated Balance Sheets - March 31, 1997 and June 30, 1996     2

          Consolidated Statements of Operations - Three Months and
          Nine Months Ended March 31, 1997 and 1996                          3

          Consolidated Statements of Cash Flows - Nine Months Ended March
          31, 1997 and 1996                                                  4

          Notes to Consolidated Financial Statements                         5

Item 2.   Management's Discussion and Analysis of Financial Condition and
          Results of Operations                                              6


PART II - OTHER INFORMATION
---------------------------

Item 2.  Changes in Securities                                               9

Item 6.  Exhibits and Reports on Form 8-K                                    9

Signatures                                                                  10

ITEM 1. FINANCIAL STATEMENTS

                CLAREMONT TECHNOLOGY GROUP, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                                 (IN THOUSANDS)
                                   (UNAUDITED)

                                                                   March 31,         June 30,
                                                                     1997             1996
                                                                 ------------     ------------

ASSETS
Current Assets:
    Cash and cash equivalents                                        $16,126           $   526
    Receivables:
       Accounts receivable, net of allowances of $136 and $110        13,504             7,811
       Revenue earned in excess of billings                            7,556             5,653
       Other                                                             250                78
    Prepaid expenses and other current assets                            797               683
    Refundable income taxes                                            3,261                -
    Deferred income taxes                                                331               266
    Notes receivable                                                      -                 75
                                                                 ------------     ------------
        Total Current Assets                                          41,825            15,092

Property and equipment, net of accumulated depreciation
  of $3,773 and $2,161                                                 5,842             4,069
Software development costs, net of accumulated amortization
  of $369 and $61                                                      6,973             2,146
Other non-current assets, net of accumulated amortization
  of $492 and $197                                                     1,357             1,658
                                                                 ------------     ------------
        Total Assets                                                 $55,997           $22,965
                                                                 ------------     ------------
                                                                 ------------     ------------

LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
    Accounts payable                                                 $ 1,693           $ 1,464
    Line of credit                                                        -              4,600
    Current installments of long-term debt                               975               944
    Accrued payroll and related liabilities                            4,088             2,602
    Accrued profit sharing                                               646               682
    Other accrued expenses                                                40                70
    Income taxes payable                                                  -                619
    Deferred revenue                                                     799               661
                                                                 ------------     ------------
        Total Current Liabilities                                      8,241            11,642

Long-term debt, excluding current installments                           845             1,578
Deferred income taxes                                                  2,518               775
                                                                 ------------     ------------
        Total Liabilities                                             11,604            13,995

Shareholders' Equity:
    Preferred stock, no par value.  Authorized 10,000
       shares; no shares issued or outstanding                            -                 -
    Common stock, no par value.  Authorized 25,000 shares;
       8,134 and 4,832 shares issued and outstanding at
       March 31, 1997 and June 30, 1996, respectively                 32,943             1,331
    Retained earnings                                                 11,462             7,649
    Cumulative translation adjustment                                    (12)              (10)
                                                                 ------------     ------------
         Total Shareholders' Equity                                   44,393             8,970
                                                                 ------------     ------------
         Total Liabilities and Shareholders' Equity                 $ 55,997          $ 22,965
                                                                 ------------     ------------
                                                                 ------------     ------------


      See accompanying notes to unaudited consolidated financial statements.

                       CLAREMONT TECHNOLOGY GROUP, INC.
                              AND SUBSIDIARIES
                    CONSOLIDATED STATEMENTS OF OPERATIONS
                    (IN THOUSANDS, EXCEPT PER SHARE DATA)
                                 (UNAUDITED)


                                            Three Months Ended March 31,         Nine Months Ended March 31,
                                            ----------------------------         ---------------------------
                                                1997            1996                 1997           1996
                                            -----------      -----------         -----------     -----------
Revenue:
    Professional fees                         $18,477          $12,024              $47,600        $31,711
    Resold products and services                  -                861                  491          1,964
                                            -----------      -----------         -----------     -----------
        Total revenue                          18,477           12,885               48,091         33,675
                                            -----------      -----------         -----------     -----------

Costs and expenses:
    Project costs and expenses                  9,932            6,619               24,851         16,791
    Resold products and services                  -                817                  454          1,874
    Selling, general and administrative         6,423            4,573               16,616         11,131
                                            -----------      -----------         -----------     -----------
        Total costs and expenses               16,355           12,009               41,921         29,796
                                            -----------      -----------         -----------     -----------
        Income from operations                  2,122              876                6,170          3,879
                                            -----------      -----------         -----------     -----------

Other income (expense):
    Interest income                               152               22                  500             38
    Interest expense                              (38)             (37)                (151)           (77)
    Other, net                                    (37)              (2)                 (51)           (19)
                                            -----------      -----------         -----------     -----------
        Total other income (expense)               77              (17)                 298            (58)
                                            -----------      -----------         -----------     -----------

        Income before income taxes              2,199              859                6,468          3,821

Income tax expense                                903              364                2,655          1,616
                                            -----------      -----------         -----------     -----------
        Net income                            $ 1,296           $  495              $ 3,813        $ 2,205
                                            -----------      -----------         -----------     -----------
                                            -----------      -----------         -----------     -----------

        Net income per common share           $  0.13           $ 0.07              $  0.40        $  0.29
                                            -----------      -----------         -----------     -----------
                                            -----------      -----------         -----------     -----------
Weighted average number of common and
    common equivalent shares outstanding        9,924            7,685                9,673          7,662
                                            -----------      -----------         -----------     -----------
                                            -----------      -----------         -----------     -----------


      See accompanying notes to unaudited consolidated financial statements.

                       CLAREMONT TECHNOLOGY GROUP, INC.
                              AND SUBSIDIARIES
                    CONSOLIDATED STATEMENTS OF CASH FLOWS
                               (IN THOUSANDS)
                                 (UNAUDITED)


                                                          Nine Months Ended March 31,
                                                          ---------------------------
                                                              1997           1996
                                                          -----------     -----------

Cash flows from operating activities:
   Net income                                                $ 3,813         $ 2,205
   Adjustments to reconcile net income to net cash
      provided by (used in) operating activities:
         Depreciation and amortization                         2,356             966
         Deferred income taxes                                 1,678             456
         Non-cash stock compensation recognized                  -               107
         Changes in assets and liabilities:
            Receivables                                       (7,851)         (4,419)
            Prepaid expenses                                     (37)           (178)
            Refundable income taxes                           (3,861)             -
            Accounts payable and accrued expenses              1,634           2,516
            Deferred revenue                                     138             661
            Income taxes payable                                 -               (42)
                                                          -----------     -----------
               Net cash provided by (used in) operating
                activities                                    (2,130)          2,272
                                                          -----------     -----------

Cash flows from investing activities:
   Acquisition, net of cash acquired                             -              (130)
   Purchase of property and equipment                         (3,393)         (2,936)
   Expenditures for software development costs                (5,135)         (1,236)
   Other non-current assets                                     (134)         (1,058)
                                                          -----------     -----------
               Net cash used by investing activities          (8,662)         (5,360)
                                                          -----------     -----------

Cash flows from financing activities:
   Proceeds/(payments) on line of credit, net                 (4,600)           (200)
   Payments of long-term debt                                   (702)           (375)
   Proceeds from issuance of long-term debt                      -             2,570
   Payments of obligations under capital lease                   -                (3)
   Purchase of common stock                                      -              (275)
   Proceeds from common stock offering, net                   26,870              -
   Proceeds from exercise of stock options                       838             997
   Tax benefit related to stock option activity                3,904              -
   Payments (issuance) of notes receivable, net                   75             116
                                                          -----------     -----------
               Net cash provided by financing activities      26,385           2,830
                                                          -----------     -----------

Effect of exchange rate on cash                                    7              (2)
                                                          -----------     -----------
               Net increase (decrease) in cash and cash
                equivalents                                   15,600            (260)

Cash and cash equivalents at beginning of period                 526             340
                                                          -----------     -----------
Cash and cash equivalents at end of period                  $ 16,126         $    80
                                                          -----------     -----------
                                                          -----------     -----------


     See accompanying notes to unaudited consolidated financial statements.

                        CLAREMONT TECHNOLOGY GROUP, INC.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
               (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                  (UNAUDITED)

NOTE 1.  BASIS OF PRESENTATION
The financial information included herein for the three-month and nine-month periods ended March 31, 1997 and 1996 is unaudited; however, such information reflects all adjustments consisting only of normal recurring adjustments which are, in the opinion of management, necessary for a fair presentation of the financial position, results of operations and cash flows for the interim periods. The financial information as of June 30, 1996 is derived from the audited financial statements included in Claremont Technology Group, Inc.'s (the Company's) 1996 Annual Report on Form 10-K. The interim consolidated financial statements should be read in conjunction with the consolidated financial statements and the notes thereto included in the Company's 1996 Annual Report on Form 10-K.

The results of operations for the interim period presented are not necessarily indicative of the results to be expected for the full year.

NOTE 2.  SUPPLEMENTAL CASH FLOW INFORMATION
Supplemental disclosure of cash flow information is as follows:

                                                    Nine Months Ended March 31,
                                                    ---------------------------
                                                        1997           1996
                                                    -----------    ------------
Cash paid during the period for income taxes            $818           $673
Cash paid during the period for interest                 175             78

NOTE 3.  EARNINGS PER SHARE
In March 1997, the Financial Accounting Standards Board issued Statement 128, EARNINGS PER SHARE ("SFAS 128"), superseding Opinion 15. SFAS 128 is required to be adopted for periods ending after December 15, 1997. Pro forma effects of applying SFAS 128 are as follows:

                                   Three Months Ended March 31,        Nine Months Ended March 31,
                                   ----------------------------        ---------------------------
                                       1997            1996                1997            1996
                                   -----------      -----------        -----------     -----------

Primary EPS as reported              $ 0.13            $ 0.07             $ 0.40          $ 0.29
Effect of SFAS 128                     0.03              0.04               0.12            0.20
                                   ---------         --------          ---------       ---------
Basic EPS as restated                $ 0.16            $ 0.11             $ 0.52          $ 0.49
                                   ---------         --------          ---------       ---------
                                   ---------         --------          ---------       ---------
Fully diluted EPS as reported        $ 0.13            $ 0.07             $ 0.39          $ 0.30
Effect of SFAS 128                     0.00              0.00               0.01            0.01
                                   ---------         --------          ---------       ---------
Diluted EPS as restated              $ 0.13            $ 0.07             $ 0.40          $ 0.31
                                   ---------         --------          ---------       ---------
                                   ---------         --------          ---------       ---------


NOTE 4.  SUBSEQUENT EVENTS - ACQUISITIONS
In April 1997, the Company acquired TDS Group, Inc., which has a proprietary child care management system. The TDS, Inc. acquisition was accounted for
using the pooling method of accounting.   Also in April 1997, the Company
completed the acquisition of certain assets of Queensland Systems in Australia, which specializes in the communications area. This acquisition was accounted for using the purchase method of accounting. Pro Forma financial information for the acquisition of Queensland Systems is not materially different from reported results.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FORWARD LOOKING STATEMENTS
This report on Form 10-Q contains certain statements, trend analysis and other information that constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act, which involve risks and uncertainties. Actual results may differ materially from the results described in the forward-looking statements. Such forward looking statements include, but are not limited to, statements including the words "anticipate," "believe," "estimate," "expect," "intend," "plan" and other similar expressions. Such statements reflect the current views of the Company with respect to future events and are subject to certain risks, uncertainties and assumptions that include, but are not limited to, those discussed in Item 1 of the Company's 1996 Annual Report on Form 10-K and in the following Management's Discussion and Analysis of Financial Condition and Results of Operations.

RESULTS OF OPERATIONS
The following table sets forth, for the periods indicated, certain financial data as a percentage of total revenue:


                                        THREE MONTHS ENDED        NINE MONTHS ENDED
                                             MARCH 31,                MARCH 31,
                                       --------------------      -------------------
                                          1997       1996           1997      1996
                                       ---------   --------      ---------  --------
Revenue:
     Professional fees                       100%        93%            99%       94%
     Resold products and services              -          7              1         6
                                       ---------   --------      ---------  --------
          Total revenue                      100        100            100       100
Costs and expenses:
     Project costs and expenses               54         51             52        50
     Resold products and services              -          6              1         5
     Selling, general and administrative      35         36             34        33
                                       ---------   --------      ---------  --------
          Total costs and expenses            89         93             87        88
                                       ---------   --------      ---------  --------
          Income from operations              11          7             13        12
Other income (expense), net                    1          -              1         -
                                       ---------   --------      ---------  --------
          Income before income taxes          12          7             14        12
Income tax expense                             5          3              6         5
                                       ---------   --------      ---------  --------
          Net income                           7%         4%             8%        7%
                                       ---------   --------      ---------  --------
                                       ---------   --------      ---------  --------


The Company's revenue consists primarily of professional fees (including license fees for Claremont's reusable software modules), and to a lesser extent resold hardware and software products and resold contract services. The Company's professional fees increased 54% to $18.5 million for the three months ended March 31, 1997 compared to $12.0 million for the three months ended March 31, 1996. Professional fees increased 50% to $47.6 million for the nine months ended March 31, 1997 compared to $31.7 million for the nine months ended March 31, 1996. Professional fees increased primarily due to an increase in the number of projects performed both for new and existing clients. The communications, manufacturing and state and local government practices contributed a majority of the increases. Revenue from foreign operations increased to $0.9 million and $4.0 million, respectively, for the three and nine month periods ended March 31, 1997, compared to $0.8 million and $1.7 million, respectively, for the comparable periods ended March 31, 1996. The Company's top five clients accounted for 45% of revenues for the nine months ended March 31, 1997 compared to 53% for the nine months ended March

31, 1996. Resold products and services are offered to clients on an as-needed basis and are resold with little or no mark-up. The Company does not expect resold products and services to contribute materially to its income from operations, and generally expects to make little or no profit on such products and services. The Company expects to provide such products and services only as an accommodation to the Company's clients as requested for particular projects.

Project costs and expenses consist primarily of salaries and employee benefits for personnel dedicated to client projects and associated overhead costs including equipment depreciation and amortization. Project costs and expenses increased to $9.9 million and $24.9 million (54% and 52% of professional fees, respectively) for the three and nine month periods ended March 31, 1997 from $6.6 million and $16.8 million (55% and 53% of professional fees, respectively) for the comparable periods ended March 31, 1996. The increase in project costs and expenses was due primarily to the addition of project personnel necessary to perform the larger number of client projects.

Selling, general and administrative costs and expenses consist of costs associated with the Company's executive staff, finance, facilities and human resources departments (collectively, "Administrative Personnel"), travel and business development costs. Selling, general and administrative costs and expenses increased to $6.4 million and $16.6 million (35% and 35% of professional fees, respectively) for the three and nine month periods ended March 31, 1997 from $4.6 million and $11.1 million (38% and 35% of professional fees, respectively) for the comparable periods ended March 31, 1996. The increase is primarily due to increases in professional development and recruiting expenses associated with the increased professional personnel, increased facility expenses associated with increased space needs resulting from increased software development efforts performed at Company facilities rather than at client locations, increased numbers of Administrative Personnel, costs related to acquisitions and increased costs associated with being a public company.

The Company had a total of 646 professional and administrative personnel at March 31, 1997 and estimates that it will have approximately 900 by December 31, 1997.

Other income (expense), net consists primarily of interest income on cash and cash equivalents and interest expense associated with short-term borrowings. Other income (expense), net increased to $77,000 and $298,000 for the three month and nine month periods ended March 31, 1997 from $(17,000) and $(58,000) for the comparable periods ended March 31, 1996. The increase is primarily due to the increase in interest income to $152,000 and $500,000 for the three and nine month periods ended March 31, 1997 from $22,000 and $38,000 for the comparable periods ended March 31, 1996, due to higher cash balances resulting from the Company's initial public offering which occurred in July 1996.

Income tax expense represents combined federal, state and foreign taxes at an effective rate of 41%, or $2.7 million, for the first nine months of fiscal 1997 compared to 42%, or $1.6 million, for the comparable period ended March 31, 1996. The slight decrease in the effective tax rate is due to a change in the mix of jurisdictions in which the Company does business.

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

At March 31, 1997, the Company had working capital of $33.6 million, including $16.1 million of cash and cash equivalents. Cash increased $15.6 million during the first nine months of fiscal 1997, primarily as a result of net cash provided from financing activities of $26.4 million, offset by $2.1 million used in operations, $3.4 million for the purchase of property and equipment and $5.1 million for software development costs.

Accounts receivable increased $5.7 million to $13.5 million at March 31, 1997 from $7.8 million at June 30, 1996 primarily as a result of growth in revenue. Days sales outstanding were 61 at March 31, 1997 compared to 64 at June 30, 1996. The Company experienced an 82 percent reduction in past due accounts (defined as accounts outstanding more than 60 days) to $295,000 at March 31, 1997 compared to $1.5 million at December 31, 1996.

Revenue earned in excess of billings, which represents amounts due to the Company under contracts, primarily from government entities, that can not be billed until certain milestones are met, increased $1.9 million to $7.6 million at March 31, 1997 from $5.7 million at June 30, 1996. The Company continues to work closely with its clients to reduce the collection cycle of this asset group.

Refundable income taxes, net of income taxes payable, increased to $3.3 million at March 31, 1997 from a payable of $619,000 at June 30, 1996 primarily as a result of the income tax benefit from certain stock option exercises.

In July 1996, the Company repaid all amounts outstanding under its line of credit with a portion of the proceeds from its initial public offering, and at March 31, 1997 there were no amounts outstanding under the line of credit.
 At March 31, 1997, the Company had total debt of $1.8 million compared to $7.1 million at June 30, 1996.

During the first nine months of fiscal 1997, the Company had capital expenditures of $3.4 million, primarily related to furniture and personal computers, and $5.1 million associated with the capitalization of software development costs. As of March 31, 1997, the Company did not have any material commitments for capital expenditures.

As of March 31, 1997, the Company had a total of $7.0 million of capitalized software development costs associated with the Company's reusable software modules, including CLARETY and PREMOST. To the extent capitalized software development costs are greater than the potential revenue associated with the developed software, the Company would be required to immediately expense such excess amount under SFAS 86. The amount of the excess required to be expensed in any particular period may be as much as the total amount of capitalized software development costs then carried on the Company's balance sheet, depending on the potential revenue associated with the developed software at such time. Recognition of such expenses, if any, could have a material adverse effect on the Company's results of operations.

NEW ACCOUNTING PRONOUNCEMENTS
Statement of Financial Accounting Standards No. 121 "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of" ("SFAS 121"), which the Company will adopt for its year ending June 30, 1997, requires that long-lived assets and certain identifiable intangibles to be held and used by an entity be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable." The adoption of SFAS 121 is not expected to have an effect on the Company's financial position.

In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standard No. 128, "Earnings per Share" ("SFAS 128"). This statement establishes a different method of computing net income per share than is currently required under the provisions of Accounting Principles Board Opinion No. 15. Under SFAS 128, the Company will be required to present both basic net income per share and diluted net income per share. Basic net income per share is expected to be comparable or slightly higher than the currently presented net income per share as the effect of dilutive stock options will not be considered in computing basic net income per share. Diluted net income per share is expected to be comparable or slightly lower than the currently presented net income per share. The Company expects to adopt SFAS 128 in the fourth quarter of 1997 and, at that time, all historical net income per share data presented will be restated to conform to the provisions of SFAS 128.

                          PART II - OTHER INFORMATION

ITEM 2.  CHANGES IN SECURITIES

(c) During the period from January 1, 1997 through March 31, 1997, the Company sold an aggregate of 482,331 shares of Common Stock for an aggregate purchase price of $567,000 to various persons pursuant to the exercise of options granted under the 1992 Stock Incentive Plan in reliance on Rule 701 promulgated under the Securities Act of 1933.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)  The exhibits filed as part of this report are listed below:
        EXHIBIT NO. AND DESCRIPTION
        11   Calculations of Net Income Per Share
        27   Financial Data Schedule
(b)  Reports on Form 8-K:
     There were no reports on Form 8-K during the quarter ended March 31, 1997.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


Date: May 8, 1997                  CLAREMONT TECHNOLOGY GROUP, INC.

                                   By: /s/ PAUL J. COSGRAVE
                                      ------------------------------------
                                   Paul J. Cosgrave
                                   Chairman of the Board, President and Chief
                                   Executive Officer
                                   (Principal Executive Officer)


                                   By: /s/ DENNIS M. GOETT
                                      ------------------------------------
                                   Dennis M. Goett
                                   Chief Financial Officer and Director
                                   (Principal Financial and Accounting Officer)