Form 10-K
period 1997-06-30
CLAREMONT TECHNOLOGY GROUP INC
filed 1997-09-22
CIK 1013736

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------
                                    UNITED STATES
                          SECURITIES AND EXCHANGE COMMISSION
                               WASHINGTON, D. C.  20549
                                      FORM 10-K

                               -----------------------
                               -----------------------

               [X]  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                           SECURITIES EXCHANGE ACT OF 1934
                       For the Fiscal Year Ended: June 30, 1997
                                          OR
               [ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                           SECURITIES EXCHANGE ACT OF 1934
             For the transition period from ____________ to ____________
                           COMMISSION FILE NUMBER: 0-28654

                          CLAREMONT TECHNOLOGY GROUP, INC.
                (Exact name of registrant as specified in its charter)
                    OREGON                                93-1004490
          (STATE OR OTHER JURISDICTION                 (I.R.S. EMPLOYER
        OF INCORPORATION OR ORGANIZATION)             IDENTIFICATION NO.)
                          1600 N.W. COMPTON DRIVE, SUITE 210
                               BEAVERTON, OREGON  97006
                               ------------------------
                (Address of principal executive offices and zip code)
                                    503-690-4000
                                    -------------
                 (Registrant's telephone number including area code)
           SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT: NONE
             SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:
                           COMMON STOCK, WITHOUT PAR VALUE
                                   (Title of Class)

                               -----------------------
Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days:                       Yes [X]    No [  ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K, or any amendment to
this Form 10-K.   [X]

The aggregate market value of the voting stock held by non-affiliates of the Registrant was $122,289,619 as of August 31, 1997 based upon the last sales price as reported by Nasdaq.

The number of shares outstanding of the Registrant's Common Stock as of August 31, 1997 was 8,583,810 shares.

                               -----------------------
                         DOCUMENTS INCORPORATED BY REFERENCE
The Registrant has incorporated into Part III of Form 10-K by reference portions of its Proxy Statement, dated October 2, 1997.

                           CLAREMONT TECHNOLOGY GROUP, INC.
                             1997 FORM 10-K ANNUAL REPORT
                                  TABLE OF CONTENTS


                                                                               Page
                                                                               ----
                                      PART I
Item 1.  Business                                                                2

Item 2.  Properties                                                             10

Item 3.  Legal Proceedings                                                      11

Item 4.  Submission of Matters to a Vote of Security Holders                    11

                                     PART II

Item 5.  Market for Registrant's Common Equity and Related Stockholder
         Matters                                                                11

Item 6.  Selected Financial Data                                                12

Item 7.  Management's Discussion and Analysis of Financial Condition and
         Results of Operations                                                  13

Item 7A. Quantitative and Qualitative Disclosures About Market Risk             19

Item 8.  Financial Statements and Supplementary Data                            19

Item 9.  Changes in and Disagreements With Accountants on Accounting and
         Financial Disclosure                                                   19

                                     PART III

Item 10. Directors and Executive Officers of the Registrant                     20

Item 11. Executive Compensation                                                 20

Item 12. Security Ownership of Certain Beneficial Owners and Management         20

Item 13  Certain Relationships and Related Transactions                         20

                                     PART IV

Item 14. Exhibits, Financial Statement Schedules and Reports on Form 8-K        21

Signatures                                                                      23


                                        PART I

ITEM 1.  BUSINESS

OVERVIEW
Claremont provides IT solutions based on client/server software for select industries focusing on the customer care needs of its clients, including customer service, order and transaction processing, billing and logistics. Claremont typically provides its services to large organizations involved in markets that are experiencing dynamic change. Quite often these organizations are experiencing new, or more difficult, competitive pressures due to a variety of factors, including recent deregulation in their industry (e.g. communications, financial services and utilities), greater worldwide competition (e.g. manufacturing) or privatization (e.g. state and local government, employee pension and retirement and health and human services). Claremont delivers its services, including IT planning, systems integration and development and outsourcing, through a standard project management methodology. This methodology ties IT strategic planning and business process reengineering initiatives to the downstream use of object oriented software modules and transferable design frameworks in the form of standard solution components. Depending on the client's preference, Claremont delivers its services on a fixed-price, fixed-delivery-schedule basis or a time and materials basis. Claremont's clients consist of large corporations and government organizations in the United States and certain foreign markets including Canada, the United Kingdom, Australia and New Zealand.

The Company's focus on opportunities within select vertical markets is complemented by its expertise with the particular customer interface within these markets and its dedication to partner with clients to co-develop large scale business solutions. The Company's clients include AT&T, BancOne, CalPERS, Colonial Pacific, Fred Meyer, Lucent, Ohio STRS and Sprint.

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

Organizations increasingly wish to use their information systems to address these mission-critical business processes faster and more effectively at a lower cost. Computer information systems now often serve as the primary information resource through which organizations serve their customers, and increasingly serve as the organization's primary interface to its customers. Many organizations have found that among the most compelling applications that employ client/server technology are solutions that effectively distribute information directly to the business end user who services customers, or directly to the customers themselves. Applications such as customer service, order and transaction processing, billing, distribution and logistics directly influence an organization's ability to generate customer satisfaction and revenue, and therefore tend to be priorities for allocation of any organization's capital budgets in both strong and slow economic climates.

The complexity of current technologies, the lack of sufficient in-house resources, and the competitive pressures requiring rapid implementation of new mission-critical systems in client/server and distributed technologies, have led to increasing demand for third-party solution providers. To meet that demand effectively, providers of applications and systems solutions require global reach, a full range of technical skills, ability to provide the best available technologies, in-depth knowledge of the customer interface in particular industries and the ability to manage complex technological projects to completion on time and within budget.

THE CLAREMONT SOLUTION

Claremont combines its expertise in IT consulting and large scale systems integration to provide its clients business solutions that allow them to better serve their customers. The following are key attributes of the Claremont solution:

MISSION-CRITICAL BUSINESS SOLUTIONS. The Company focuses on providing enterprise-wide IT solutions that re-engineer core business processes such as customer service, order and transaction processing, billing and logistics. Claremont's approach minimizes project risk through use of a methodology that emphasizes problem definition and solution design and can employ proven software modules and design frameworks, and through use of experienced personnel with applicable project management and industry expertise.

VERTICAL MARKET EXPERTISE AND CLIENT PARTNERSHIP. Claremont's vertical market orientation offers applications solutions that are based on in-depth knowledge of particular industries and a detailed understanding of the client's business. By targeting specific industries and developing long-term client relationships, the Company is able to provide enterprise-wide business solutions based on a detailed and thorough understanding of the industry in which the client operates as well as the client's own business processes.

REUSABLE SOFTWARE MODULES AND TRANSFERABLE DESIGN FRAMEWORKS. Claremont's standard development methodology provides a structure through which the Company's skills and knowledge capital can be effectively leveraged in the form of reusable software modules and transferable design frameworks. The ability to employ previously constructed software modules and design frameworks in the form of standard solution components provides Claremont leverage during the design and integration phases, minimizes business risk and reduces both time to solution and project costs.

CLAREMONT SERVICES
Claremont provides IT applications solutions encompassing IT planning, IT systems integration and development, and IT outsourcing of IT maintenance/enhancement services for large corporations and government organizations in the United States and certain foreign markets including Canada, the United Kingdom, Australia and New Zealand. Through its TISE methodology, the Company seeks to deliver, in a timely fashion, cost effective systems that meet the clients' needs and provide the flexibility to meet future application processing requirements. The Company's methodology for delivering its services is typically divided into the three phases illustrated below:

The following is a brief description of each phase and task of the TISE methodology:

PHASE I: IT CONSULTING. Generally, IT Consulting precedes the actual systems integration project and is completed in a timeframe of one to two months. IT Consulting typically concludes with a return-on-investment analysis and a proposal, including budgets and anticipated timeframe for implementation of the proposed solution. The purpose of this phase is to allow executives, managers and end users from the client work in partnership with Claremont consultants to develop recommendations for strategic business process changes. Claremont's preference is to also develop a high-level architectural infrastructure design in this phase, which provides Claremont, and the client, with a structural roadmap for approaching Phase II, the Systems Development/Integration phase.

PHASE II: SYSTEMS DEVELOPMENT/INTEGRATION. Systems Development/Integration generally results in delivery of a fully implemented solution in six to 24 months. Appropriate application of the TISE methodology during this phase results in the development of the IT solution, as well as the effective implementation of that solution and meaningful change in the client's business processes. Systems Development/Integration involves these stages:

    PROCESS DESIGN. A key to Phase II of the TISE methodology is an assessment of the operational impact of a new system, and designing re-engineered business processes for the client to insure that the solution developed will provide the desired results. This process begins at the earliest stages of the design of the application itself, and continues throughout the Systems Development/Integration process. These processes lead to the generation of a high-level object oriented business model and the development of an architected system infrastructure, and can often draw on standard solution components already developed by Claremont as central design elements.

    SYSTEM DEVELOPMENT. Once the high-level system infrastructure is in place, Claremont places an emphasis on solving detail-level system logic and design problems before coding begins, and results in sufficiently detailed specifications that enable Claremont to complete the actual coding and testing of the application's software objects in a highly controlled, factory-like manufacturing process. In this process, where appropriate, Claremont can incorporate previously developed and reusable software modules. Because Claremont's solutions replace, rather than simply surround, the client's old and often inflexible legacy code, system development also includes the development of a significant number of interfaces to other client systems. Claremont assembles all the code from the previously completed tasks and conducts a functional test of the new system.

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

PHASE III: OUTSOURCING. Outsourcing of the ongoing support and enhancement for the client's new system and/or total system environment is an area of services that has been growing for Claremont over the past few years. The outsourcing phase of the TISE methodology provides opportunities for the Company to enhance client partnerships and broaden the scope of its engagements.

While individual Phase I projects are small, typically $50,000 to $250,000, total client engagements regularly involve multiple projects over several years and can generate revenue in excess of $20 million. Claremont has been successful in negotiating resale rights for several of its software solutions.

Claremont provides its services on both a time and materials and fixed-price basis. Invoices for time and materials work are presented on a bi-weekly or monthly basis. Invoices for fixed-price engagements are presented in accordance with achievement of negotiated milestones or dates during the development process.

TECHNOLOGICAL EXPERTISE
Claremont provides technological resources across all of its industry practice areas and seeks to build and maintain the Company's expertise in leading edge technologies. Technology personnel are located in Montreal, Canada; Basking Ridge, New Jersey; Columbus and Cleveland, Ohio; Beaverton, Oregon; Sacramento and San Francisco, California; Seattle, Washington and North Sydney, Australia. The Company's advanced technology groups are managed on a world-wide basis so that clients, regardless of location, have access to Claremont's technical expertise.

At present, Claremont focuses its advanced technology skills in four main areas: object oriented systems development; electronic commerce (internet/intranet and groupware solutions); client/server enterprise architectures (complex network management); and on-line analytical processing (executive support systems/data warehousing). Claremont uses its relationships with hardware and software providers such as Arbor Software, Forte, Hewlett Packard, IBM, Microsoft, Netscape, Oracle, Silicon Graphics and Sun Microsystems to help ensure that it remains current with the latest technology and to serve as a source of new business opportunities for the Company's industry practice areas.

MARKETS AND CLIENTS
Claremont focuses its marketing efforts on clients in information-intensive businesses, including communications, financial services, state and local government services and commercial services. Within these vertical markets, the Company targets clients for whom enterprise-wide IT solutions can provide a competitive advantage. The Company intends to continue to pursue opportunities to provide its services in other industry sectors with similar needs.

Claremont's most significant clients, in terms of revenue earned in fiscal 1997 within its industry practice areas are listed below:

  COMMUNICATIONS        FINANCIAL SERVICES          STATE & LOCAL GOVERNMENT
   --------------       ------------------          ------------------------
AT&T                  BancOne                     CalPERS
Lucent                Colonial Pacific Leasing    Mississippi PERS
Telecom New Zealand   Frank Russell               Ohio STRS
Rogers Cable                                      Washington Department of
Sprint                                              Ecology

                                 COMMERCIAL SERVICES
                                 -------------------
  Manufacturing          RETAIL          HEALTH CARE              UTILITIES
  -------------          ------          -----------              ---------
Lucent                  Aventure     The Benchmark Group      Dayton Power &
Merix                   Fred Meyer   Blue Cross/Blue Shield     Light
Microsoft                              Oregon                 Pacificorp
Oregon Steel
Wacker Siltronic
Weyerhauser
Willamette Industries

The Company has in the past derived, and may in the future derive, a significant portion of its revenue from a relatively small number of clients. During the fiscal year ended June 30, 1997, the Company had only one client who represented
at least 10% of the Company's revenue: Lucent, 14%.   During the fiscal year
ended June 30, 1996, the Company had three clients each of whom represented at least 10% of the Company's revenue: Lucent, 20%; Ohio STRS, 14%; and Mississippi PERS, 11%.

The Company's IT consulting services focus on four key industry sectors: communications, financial services, state and local government and commercial services which represented approximately 21%, 12%, 25% and 42%, respectively, of the Company's revenue for fiscal 1997 and 30%, 5%, 34% and 31%, respectively, of the Company's revenue for fiscal 1996.

COMMUNICATIONS. During the last 12 months, the Company has performed a number of engagements, including assisting in the development of communications products for Lucent, assisting AT&T in the redevelopment of its 900 number billing system, supporting Sprint in a joint venture with TCI and Cox Cable to deliver PCS services, providing business process reengineering services for Rogers Cable and implementing Telecom New Zealand's Internet services. The communications practice area has developed PREMOST, a billing system consisting of a reusable set of object oriented software modules constructed to support communications clients in their billing and customer care functions. Collectively, these modules represent a highly flexible tool to support these critical billing and customer care business functions. The Company believes that in suitable applications the reusable software modules will enable Claremont to offer its clients reduced development time and cost.

FINANCIAL SERVICES. Claremont's financial services practice is focused on serving clients in the credit card, leasing and investment management businesses as evidenced by its relationships with BankOne, Colonial Pacific Leasing and Frank Russell, respectively. During the past 12 months, the Company has rapidly expanded its presence in the financial services industries. Claremont intends to establish a leadership position in the credit card, leasing and investment management sub-segments of the financial services market. Claremont believes that its competitive advantage in these segments is derived from strategic relationships focused on emerging technologies including e-cash solutions endorsed by MasterCard, International; a unique knowledge of the use of data warehousing technology within the credit card industry; strong knowledge capital of the investment management business gained from pertinent experiences in the public pension business; and a strategic relationship with an innovative provider of leasing software.

STATE AND LOCAL GOVERNMENT. Claremont's state and local government practice is anchored by its longstanding strategic relationship with Ohio STRS. The relationship has produced a set of reusable software modules for the pension/retirement systems industry, which is being marketed under the name CLARETY. The CLARETY product was created using the Forte software development client/server tool set. Claremont is currently engaged in projects to implement CLARETY software for Mississippi PERS, California PERS and Nevada PERS. The Company believes that CLARETY software is the only object oriented client/server product of its kind being marketed to the pension/retirement systems market. Claremont also provides IT consulting and custom software development services to environmental and health and human services departments of state and local governments. Claremont is currently providing services to state and local governments in California, Mississippi, Missouri, Oregon, Ohio and Washington. Claremont has also developed a software product called HWIMSY for tracking hazardous waste.

COMMERCIAL SERVICES. Within the commercial services practice area, Claremont provides IT consulting, custom software development and application maintenance/enhancement services to clients in a variety of industries. As its industry expertise develops, Claremont pursues additional client engagements in new and existing geographic markets. Currently, Claremont's vertical markets include manufacturing, retail, health care and utilities. Claremont expects to expand and refine its vertical market orientation as it is able to develop new opportunities and expand existing engagements. Projects in these industries include such applications as systems support for new food distribution systems; an inventory management system for a retail chain; an order processing system for a national wood products company and a customer service system encompassing such functions as meter management, work tracking and accounts receivable for a major utility. Claremont has begun to provide an increasing percentage of its services to commercial clients desiring assistance regarding IT strategies that involve emerging technologies such as the Internet, and Enterprise Resource Planning (ERP).

INTELLECTUAL PROPERTY RIGHTS
The Company's success is dependent upon maintenance and protection of its intellectual property rights. The Company relies on a combination of copyrights, trade secrets and trademarks to protect its technology. The Company has applications pending at the United States Patent and Trademark Office with respect to the Company's VALUE SERVER, NORTHERN DIAMOND, PREMOST, CLARETY, VALUE SOFTWARE, TISE, SPIBOX AND ISTART trademarks. The Company's practice has been to enter into confidentiality agreements with its employees and signed agreements that include nondisclosure provisions with its clients.

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

The Company employs an established selling methodology, the Miller-Heiman process. The Miller-Heiman process is focused on sales that involve multiple decisionmakers at different levels in large organizations. The process provides an analytical approach to identifying the key decisionmakers, determining with the client the value to be provided to the client and managing the sales process through completion. Claremont maintains a corporate information database referred to as the Opportunity Center to manage the selling process. The sale of a new project generally involves a three to six month effort. At any given time numerous Claremont professionals are active in the development of new business. The coordination of their efforts, and the tracking of their results, is critical to Claremont's ability to forecast and adequately staff future work. Claremont's Opportunity Center is a critical management tool to assist the Company's senior executives in managing this process.

COMPETITION
The markets for the Company's services are highly competitive. The Company believes that it currently competes principally with the internal information systems groups of its prospective clients, as well as consulting and software integration firms including Andersen Consulting, the "Big Six" accounting firms, ISSC (an affiliate of IBM), Computer Sciences Corporation and with other hardware and applications software vendors. In addition there are a number of systems integrators who serve similar markets or provide similar services, such as Cambridge Technology Partners, Renaissance Solutions, Inc., SHL Systemhouse (a subsidiary of MCI), Sapient Corporation and Technology Solutions Company, with whom the Company competes or may compete in the future. Many of these companies have significantly greater financial, technical and marketing resources than the Company, generate greater revenue and have greater name recognition than the Company. In addition, there are relatively low barriers to entry into the Company's markets and the Company has faced, and expects to continue to face, additional competition from new entrants into its markets.

The Company believes that the principal competitive factors in its markets include reputation, project management expertise, industry expertise, speed of development and implementation, technical expertise and ability to deliver on a fixed-price as well as a time and materials basis. There can be no assurance that the Company will be able to compete effectively on pricing or other requirements with current and future competitors or that competitive pressures faced by the Company will not cause the Company's revenue or gross margins to decline or otherwise materially adversely affect its business, financial condition and results of operations.

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

As of June 30, 1997, the Company had a total of 749 employees of whom there were 676 individuals in the professional staff and 73 in administrative roles.

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

Qualified project managers and senior technical and professional staff are in great demand and are likely to remain a limited resource for the foreseeable future. Limitations in the number of available project managers and senior technical and professional staff have impaired the Company's ability to take on available new projects. There can be no assurance that the Company will be successful in attracting a sufficient number of highly-skilled employees in the future, or that it will be successful in training, retaining and motivating them. The Company's inability to attract, train and retain skilled employees or the Company's employees' inability to achieve expected levels of performance could impair the Company's ability to adequately manage and complete its existing projects and to bid for or obtain new projects. This in turn could have a material adverse effect on the Company's business, financial condition and results of operations.

ITEM 2.  PROPERTIES

The Company's headquarters and principle administrative offices are located in approximately 14,597 square feet of leased space located in Beaverton, Oregon. In addition, Claremont has invested in three software development centers, which Claremont refers to as "software factories." These centers are located in Beaverton, Oregon; Montreal, Canada; and Columbus, Ohio.

The Company's west coast business development and technical development personnel operate from the Beaverton, Oregon location. The Company occupies these premises under a lease expiring in September 1999. In addition, the Company leases 14,517 square feet in Columbus, Ohio for its retirement system national practice, central region business development and technical lab. The lease relating to these premises expires in November 2000. The Company also leases office space in 12 other locations, including Basking Ridge, New Jersey; Bellevue, Washington; Cleveland, Ohio; Overland Park, Kansas; Jackson, Mississippi; Morristown, New Jersey; Sacramento, California; San Francisco, California; New York, New York; White Plains, New York; Montreal, Canada; London, United Kingdom; and North Sydney, Australia, from which regional project management and business development is conducted. Leases for these premises range from 2,503 to 10,638 square feet. The Company anticipates that additional space may be required as the Company's business operations expand and believes it will be able to obtain suitable space as needed.

ITEM 3.  LEGAL PROCEEDINGS

As of September 15, 1997, there were no material pending legal proceedings to which the Company or its subsidiaries are a party. From time to time, the Company becomes involved in ordinary and routine legal and regulatory proceedings incidental to the business of the Company.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

There were no matters submitted to a vote of security holders in the quarter ended June 30, 1997.


                                       PART II


ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
MATTERS

The Company's Common Stock commenced trading on the Nasdaq National Market System on July 19, 1996 with an initial offering price of $15.00 per share. On August 31, 1997 there were 138 shareholders of record of the Company's Common Stock. The Company has not paid cash dividends on its Common Stock in the past and does not anticipate paying cash dividends in the foreseeable future.

The high and low sales prices of the Company's Common Stock for each of the quarterly periods from July 19, 1996 through June 30, 1997 were as follows:


    1997                                         High           Low
    ----------------------------------         -------        -------
    Quarter 1 (from July 19, 1996)            $  36.00       $  15.50
    Quarter 2                                    36.75          23.50
    Quarter 3                                    28.25          20.50
    Quarter 4                                    24.75          13.50

During the period from April 1, 1997 through June 2, 1997, the effective date of the Company's Registration Statement on Form S-8 relating to its stock option plans, the Company sold an aggregate of 46,964 shares of Common Stock, for an aggregate purchase price of approximately $80,000, to various persons pursuant to the exercise of options granted under the 1992 Stock Incentive Plan in reliance on Rule 701 promulgated under the Securities Act of 1933.

ITEM 6.  SELECTED FINANCIAL DATA


(In thousands, except per share data)                     Year Ended June 30,
                                       ----------------------------------------------------------
                                          1997        1996        1995        1994        1993
                                          ----        ----        ----        ----        ----
STATEMENT OF OPERATIONS DATA:
Revenue:
  Professional fees                      66,811     $44,769     $27,292     $15,713     $15,667
  Resold products and services              521       2,556          --          --          --
                                       ----------------------------------------------------------
     Total revenue                       67,332      47,325      27,292      15,713      15,667
Costs and expenses:
  Project costs and expenses             35,335      23,988      13,704       9,106       9,112
  Resold products and services              490       2,410          --          --          --
  Selling, general and administrative    24,591      15,485      10,156       4,214       3,781
                                       ----------------------------------------------------------
     Total costs and expenses            60,416      41,883      23,860      13,320      12,893
                                       ----------------------------------------------------------
     Income from operations               6,916       5,442       3,432       2,393       2,774
Other income (expense), net                 374       (169)          67          12          21
                                       ----------------------------------------------------------
     Income before income taxes           7,290       5,273       3,499       2,405       2,795
Income tax expense                        3,044       2,250       1,352         953       1,204
                                       ----------------------------------------------------------
     Net income                          $4,246      $3,023      $2,147      $1,452      $1,591
                                       ----------------------------------------------------------
                                       ----------------------------------------------------------
     Net income per common share          $0.44       $0.40       $0.31       $0.24       $0.28
                                       ----------------------------------------------------------
                                       ----------------------------------------------------------
Weighted average number of common
  and common equivalent shares
  outstanding                             9,761       7,612       7,319       6,269       5,796
                                       ----------------------------------------------------------
                                       ----------------------------------------------------------

                                                              As of June 30,
                                       ----------------------------------------------------------
                                          1997        1996        1995        1994        1993
                                          ----        ----        ----        ----        ----
BALANCE SHEET DATA:
Cash and cash equivalents               $15,240        $526        $340      $1,870      $1,818
Working capital                         $33,174      $3,450      $2,453      $2,045      $1,014
Total assets                            $56,141     $22,965      $9,578      $5,492      $4,620
Long-term debt, excluding current
  installments                             $585      $1,578        $334          $8        $120
Shareholders' equity                    $45,405      $8,970      $5,101      $2,883      $1,583


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This report on Form 10-K contains certain statements, trend analysis and other information that constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act, which involve risks and uncertainties. Actual results may differ materially from the results described in the forward-looking statements. Such forward looking statements include, but are not limited to, statements including the words "anticipate," "believe," "estimate," "expect," "intend," "plan" and other similar expressions. Such statements reflect the current views of the Company with respect to future events and are subject to certain risks, uncertainties and assumptions that include, but are not limited to, those discussed in Item 1 of this Report and in the following Management's Discussion and Analysis of Financial Condition and Results of Operations.

RESULTS OF OPERATIONS
The following table sets forth, for the periods indicated, certain financial data as a percentage of total revenue:

                                                     YEAR ENDED JUNE 30,
                                               -------------------------------
                                                1997        1996        1995
                                               ------      ------      ------
STATEMENT OF OPERATIONS DATA:
Revenue:
   Professional fees                               99 %        95 %       100 %
   Resold products and services                     1           5          --
                                               ------      ------      ------
       Total revenue                              100         100         100
Costs and expenses:
   Project costs and expenses                      52          51          50
   Resold products and services                     1           5          --
   Selling, general and administrative             37          33          37
                                               ------      ------      ------
       Total costs and expenses                    90          89          87
                                               ------      ------      ------
       Income from operations                      10          11          13
Other income (expense), net                         1          --          --
                                               ------      ------      ------
       Income before income taxes                  11          11          13
Income tax expense                                  5           5           5
                                               ------      ------      ------
       Net income                                   6 %         6 %         8 %
                                               ------      ------      ------
                                               ------      ------      ------

FISCAL 1997 COMPARED TO FISCAL 1996
REVENUE. The Company's revenue consists primarily of professional fees (including license fees for Claremont's reusable software modules), and to a lesser extent resold hardware and software products and resold contract services. The Company's professional fees increased 49 percent to $66.8 million in fiscal 1997 from $44.8 million in fiscal 1996. Professional fees increased primarily due to an increase in the number of projects performed, both for new and existing clients. In fiscal 1997 and 1996, $0.5 million, or 1 percent of revenue and $2.6 million, or 5 percent of revenue, respectively, resulted from resold products and services. Resold products and services are offered to clients on an as needed project basis and are resold with little or no mark-up. The Company does not expect resold products and services to contribute materially to its income from operations, and generally expects to make little or no profit on such products and services. The Company expects to provide such products and services only as an accommodation to the

Company's clients as requested for particular projects. Revenue from foreign operations increased 70 percent to $3.9 million in fiscal 1997 from $2.3 million in fiscal 1996.

Claremont's revenue has become decreasingly dependent upon its largest clients, though such concentration remains a characteristic of Claremont's business. The top five clients accounted for 46 percent of revenue in fiscal 1997, down from 56 percent of revenue in fiscal 1996. In fiscal 1997 and 1996 the largest client accounted for 14 percent and 20 percent of revenue, respectively. During fiscal 1997, 13 clients generated revenue in excess of $1.0 million, compared to 10 clients during fiscal 1996. The cancellation of a large project or a significant reduction in the scope of such a project could have a material adverse effect on the Company's business, financial condition and results of operations, and in the past the cancellation of a large project has had such an effect. No assurance can be given that such a reduction in concentration will continue or that client concentration will not leave the Company vulnerable to loss of projects or clients, or that such a loss would not have a material adverse impact upon the Company's business, financial condition and results of operations.

PROJECT COSTS AND EXPENSES. Project costs and expenses consist primarily of salaries and employee benefits for personnel dedicated to client projects and associated overhead costs including equipment depreciation and amortization. Project costs and expenses increased 47 percent to $35.3 million in fiscal 1997 from $24.0 million in fiscal 1996, representing 53 percent and 54 percent of professional fees in fiscal 1997 and 1996, respectively. The increase in project costs and expenses was due primarily to the addition of project personnel necessary to perform the larger number of client projects.

SELLING, GENERAL AND ADMINISTRATIVE. Selling, general and administrative costs and expenses consist of costs associated with the Company's executive staff, finance, facilities and human resources departments (collectively, "Administrative Personnel"), travel and business development costs. Selling, general and administrative costs and expenses increased 59 percent to $24.6 million (37 percent of professional fees) in fiscal 1997 from $15.5 million (35 percent of professional fees) in fiscal 1996. The increase is primarily due to increases in professional development and recruiting expenses associated with the increased professional personnel, increased facility expenses associated space needs resulting from the three software development centers, increased numbers of Administrative Personnel, costs related to acquisitions and increased costs associated with being a public company.

OTHER INCOME (EXPENSE), NET. Other income (expense) consists primarily of interest income on cash and cash equivalents and interest expense associated with short-term borrowings. Other income (expense), net changed to a net income of $374,000 in fiscal 1997 from a net expense of $169,000 in fiscal 1996. The increase is primarily due to the increase in interest income to $664,000 for fiscal 1997 from $49,000 for fiscal 1996, due to higher cash balances resulting from the proceeds of the Company's initial public offering, which occurred in July 1996.

INCOME TAX EXPENSE. Income tax expense represents combined federal, state and foreign taxes at an effective rate of 42 percent for fiscal 1997 compared to 43 percent for fiscal 1996. The slight decrease in the effective tax rate is due to a change in the mix of jurisdictions in which the Company does business.

FISCAL 1996 COMPARED TO FISCAL 1995
REVENUE. The Company's professional fees increased 64 percent to $44.8 million in fiscal 1996 from $27.3 million in fiscal 1995. Professional fees increased primarily due to an increase in the number of projects performed, both for new and existing clients. In fiscal 1996, $2.6 million, or 5 percent of revenue, resulted from resold products and services; there was no similar revenue of a material nature in fiscal 1995. Revenue from foreign operations increased 309 percent to $2.3 million in fiscal 1996 from $562,000 in fiscal 1995. The increase resulted primarily from operations at the Company's Montreal, Canada software factory, which commenced operations during the third quarter of fiscal 1995, largely in support of U.S. domestic clients.

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

PROJECT COSTS AND EXPENSES. Project costs and expenses increased 75 percent to $24.0 million in fiscal 1996 from $13.7 million in fiscal 1995, representing 54 percent and 50 percent of professional fees in fiscal 1996 and 1995, respectively. The increase in project costs and expenses was due primarily to the addition of project personnel necessary to perform the larger number of client projects.

SELLING, GENERAL AND ADMINISTRATIVE. Selling, general and administrative costs and expenses increased 52 percent to $15.5 million in fiscal 1996 from $10.2 million in fiscal 1995. The increase is primarily due to increases in professional development and recruiting expenses associated with the increased professional personnel, increased facility expenses associated space needs resulting from new software development centers and increased numbers of Administrative Personnel and expansion into international markets during the quarter ended March 31, 1996. In addition, the Company incurred approximately $300,000 in non-recurring charges attributable to separation agreements with two terminated executives. See "Certain Transactions." Selling, general and administrative costs and expenses declined to 35 percent of professional fees in fiscal 1996 from 37 percent of professional fees in fiscal 1995, due to revenue increases outpacing selling, general and administrative costs and expenses increases on a percentage basis in the period.

OTHER INCOME (EXPENSE), NET. Other income (expense) consists primarily of interest expense associated with short-term borrowings and interest income on cash and cash equivalents. Other income (expense), net changed to a net expense of $169,000 in fiscal 1996 from a net income of $67,000 in fiscal 1995. The change is primarily attributable to interest expense associated with bank borrowings incurred to finance the Company's acquisition of computer equipment in fiscal 1996.

INCOME TAX EXPENSE. Income tax expense represents combined federal, state and foreign taxes at an effective rate of 43 percent for fiscal 1996 compared to 39 percent for fiscal 1995. The increase in the effective tax rate is due to a change in the mix of jurisdictions in which the Company does business, as well as changes in certain federal tax laws.

VARIABILITY OF RESULTS OF OPERATIONS
The Company's revenue and results of operations have fluctuated significantly in the past and will likely fluctuate in the future. Factors causing such fluctuations have included and may include, among other factors, the number, size and scope of projects in which the Company is engaged, the contractual terms and degree of completion of such projects, any delays incurred in connection with a project, employee hiring and utilization rates, the adequacy of provisions for losses, the accuracy of estimates of resources required to complete ongoing projects, general economic conditions, weather-related shut-downs in major markets, vacation days, total business days in a quarter and the business practices of clients such as deferring commitments on new projects until after the end of the calendar or the client's fiscal year. In addition, the timing of revenue is difficult to forecast because the Company's sales cycle is relatively long. A high percentage of the Company's operating expenses, particularly personnel and rent, are relatively fixed in advance of any particular quarter. For example, while the number of professional staff the Company employs may be adjusted to reflect active projects, such adjustments take time and the Company must maintain a sufficient number of senior professionals to oversee existing clients and to focus on securing new client engagements. As a result, unanticipated variations in the number or progress toward completion of the Company's projects or in employee utilization rates may cause significant variations in operating results in any particular quarter and could result in material adverse changes to the Company's business, financial condition and results of operation

Due to the foregoing factors, among others, it is possible that in some future periods the Company's results of operations will be below the expectations of the securities analysts and investors. In such event, the price of the Company's Common Stock may be materially adversely affected.

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

At June 30, 1997, the Company had working capital of $33.2 million, including $15.2 million of cash and cash equivalents.

Cash increased $14.7 million during fiscal 1997 as a result of net cash provided from financing activities of $26.7 million, offset by $716,000 used in operations, $4.1 million for the purchase of property and equipment and $6.9 million for software development costs.

Accounts receivable increased $6.2 million to $14.0 million at June 30, 1997 from $7.8 million at June 30, 1996 primarily as a result of growth in revenues. Days sales outstanding were 66 at June 30, 1997 compared to 64 at June 30, 1996. The Company experienced a 62 percent reduction in past due accounts (defined as accounts outstanding more than 60 days) to $529,000 at June 30, 1997 compared to $1.4 million at June 30, 1996.

Revenue earned in excess of billings, which represents amounts due to the Company under contracts, primarily from government entities, that can not be billed until certain milestones are met, increased $0.9 million to $6.5 million at June 30, 1997 from $5.7 million at June 30, 1996. The Company continues to work closely with its clients to attempt to reduce the collection cycle of this asset group.

Refundable income taxes increased to $2.7 million at June 30, 1997 from a payable of $619,000 at June 30, 1996 primarily as a result of the income tax benefit associated with certain stock option exercises.

Accounts payable increased $0.5 million to $2.0 million at June 30, 1997 from $1.5 million at June 30, 1996 primarily due to growth of the business.

During fiscal 1997, the Company had capital expenditures of $4.1 million, primarily related to furniture and personal computers, and $6.9 million associated with the capitalization of software development costs. As of June 30, 1997 the Company did not have any material commitments for capital expenditures.

As of June 30, 1997, the Company had a total of $8.6 million of capitalized software development costs associated with the Company's reusable software modules, including CLARETY and PREMOST. To the extent capitalized software development costs are greater than the potential revenue associated with the developed software, the Company would be required to immediately expense such excess amount under SFAS 86. The amount of the excess required to be expensed in any particular period may be as much as the total amount of capitalized software development costs then carried on the Company's balance sheet, depending on the potential revenue associated with the developed software at such time. Recognition of such expenses, if any, could have a material adverse effect on the Company's results of operations.

The Company had a revolving line of credit with Bank of America Oregon, a subsidiary of BankAmerica Corporation, providing for borrowings of up to $6.0 million. As of June 30, 1997, there were no borrowings against this line. This revolving line of credit expired on August 1, 1997.

On August 21, 1997, the Company signed a business loan agreement (the "Agreement") with a commercial bank. This Agreement includes a $2.0 million line of credit and a $750 standby letter of credit. The line of credit and letter of credit bear interest at the bank's reference rate plus .25 percent, or, at the Company's option, at rates based on the Offshore Rate or the LIBOR rate. The expiration date of this Agreement is September 1, 1999. This Agreement also covers currently outstanding term loans for an original principal amount of $5,000,000 which had previously been covered under the Business Loan Agreement dated April 24, 1995. The Agreement is secured by all machinery and equipment and receivables of the Company and contains certain financial ratio and other covenants. As of the date of this report, the Company was in compliance with all such covenants.

The Company has certain term loans with Bank of America Oregon primarily to finance equipment purchases. As of June 30, 1997 there was $1.6 million of related debt outstanding against these loans. Debt service under these lines is payable over 36 months, including principal and interest. There are three separate borrowings under this facility at interest rates ranging from 7.59 percent to 8.05 percent, and all such borrowings are secured by all of the assets of the Company.

The Company is a guarantor on a non-revolving line of credit with Bank of America Oregon, which provided for borrowings of up to $2.0 million, for purposes of facilitating the purchase of Claremont's Common Stock by Company executives in July 1995. As of June 30, 1997 there was $923,000 of related debt outstanding against the line. Advances under the line of credit were made directly to the Company executive with full recourse and bear interest at Bank of America's NT&SA Reference Rate, plus one percentage point. Claremont's guaranty is secured by a pledge of each borrower's shares of the Company's Common Stock. Advances under the line of credit are for 36 months and include monthly interest payments, made by each Company executive, with principal repayment by each Company executive due on or before July 31, 1998.

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

NEW ACCOUNTING PRONOUNCEMENTS
In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standard No. 128, "Earnings per Share" ("SFAS 128"). This statement establishes a different method of computing net income per share than is currently required under the provisions of Accounting Principles Board Opinion No. 15. Under SFAS 128, the Company is required to present both basic net income per share and diluted net income per share. Basic net income per share is expected to be comparable or slightly higher than the previously presented net income per share as the effect of dilutive stock options is not considered in computing basic net income per share. Diluted net income per share is expected to be comparable or slightly lower than the previously presented net income per share. The Company will adopt SFAS 128 in the quarter ended December 31, 1997 and will restate all prior earnings per share presentations to conform to the provisions of SFAS 128.

In June 1997, the FASB issued Statement of Financial Accounting Standard No. 130, "Reporting Comprehensive Income" ("SFAS 130"). This statement establishes standards for reporting and displaying comprehensive income and its components in a full set of general purpose financial statements. The objective of SFAS 130 is to report a measure of all changes in equity of an enterprise that result from transactions and other economic events of the period other than transactions with owners. The Company expects to adopt SFAS 130 in the first quarter of 1998 and does not expect comprehensive income to be materially different from currently reported net income.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

None.

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY FINANCIAL DATA

FINANCIAL STATEMENTS
The financial statements required by this item begin on page F-1 of this document.


SUPPLEMENTARY FINANCIAL DATA
(In thousands, except per share amounts)          Q1 1997     Q2 1997     Q3 1997     Q4 1997
                                                 --------    --------    --------    --------
Net Sales                                       $  13,879   $  15,735   $  18,477   $  18,720
Gross Profit                                        6,820       7,873       8,545       8,238
Operating Income                                    1,713       2,335       2,122         746
Net Income                                          1,067       1,450       1,296         433
Net Income Per Share                            $    0.12   $    0.15   $    0.13   $    0.05


(In thousands, except per share amounts)          Q1 1996     Q2 1996     Q3 1996     Q4 1996
                                                 --------    --------    --------    --------
Net Sales                                       $   8,883   $  11,907   $  12,885   $  13,650
Gross Profit                                        4,166       5,395       5,449       5,917
Operating Income                                      936       2,067         876       1,563
Net Income                                            538       1,172         495         818
Net Income Per Share                            $    0.07   $    0.16   $    0.07   $    0.11




ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

                                       PART III


ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Information required by this item is included under the captions ELECTION OF DIRECTORS, EXECUTIVE OFFICERS and SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE, respectively in the Company's Proxy Statement for its 1997 Annual Meeting of Shareholders and is incorporated herein by reference.


ITEM 11.  EXECUTIVE COMPENSATION

The information required by this item is included under the caption EXECUTIVE COMPENSATION in the Company's Proxy Statement for its 1997 Annual Meeting of Shareholders and is incorporated herein by reference.


ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The information required by this item is included under the caption SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT in the Company's Proxy Statement for its 1997 Annual Meeting of Shareholders and is incorporated herein by reference.


ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
The information required by this item is included under the caption CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS in the Company's Proxy Statement for its 1997 Annual Meeting of Shareholders and is incorporated herein by reference.

                                       PART IV


ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a) (1) FINANCIAL STATEMENTS
The financial statements included herein are as follows:

DESCRIPTION                                                           PAGE
-----------                                                           ----
Independent Auditors' Report                                           F-1
Consolidated Balance Sheets, June 30, 1997 and 1996                    F-2
Consolidated Statements of Operations, Years Ended June 30,
  1997, 1996 and 1995                                                  F-3
Consolidated Statements of Shareholders' Equity, Years Ended
  June 30, 1997, 1996 and 1995                                         F-4
Consolidated Statements of Cash Flows, Years Ended June 30,
  1997, 1996 and 1995                                                  F-5
Notes to Consolidated Financial Statements                             F-6


(a) (2) FINANCIAL STATEMENT SCHEDULES
None.

(a) (3)  EXHIBITS INCLUDED HEREIN:

   Number                           DESCRIPTION
   ------                           -----------
   2.1      Agreement and Plan of Merger By and Among Claremont Technology
            Group, Inc., Claremont Acquisition Corporation, OpTex, Inc.,
            Michael L. Johnson, Michael A. Guider, Juli A. Shivley, Richard E.
            Brown, Laura Henderson and Michael Lininger, dated July 10, 1997
            (C)
   2.2      Escrow Agreement by and among Claremont Technology Group, Inc.,
            First Trust National Association, as an escrow agent, and Michael
            L. Johnson in his capacity as the Shareholder Representative for
            OpTex, Inc., dated July 10, 1997 (C)
   3.1      Second Restated Articles of Incorporation of Claremont Technology
            Group, Inc. (A)
   3.2      Second Amended and Restated Bylaws of Claremont Technology
            Group, Inc. (A)
   4        Form of Shareholder Agreement under 1992 Stock Incentive Plan (A)
   10.1     Form of Indemnity Agreement between Claremont Technology
            Group, Inc. and each of its executive officers and directors(A)
   10.2     1992 Stock Incentive Plan, as amended (A)
   10.3     Form of Stock Option Agreement Under 1992 Stock Incentive Plan (A)
   10.4     1996 Stock Option Plan for Nonemployee Directors (A)
   10.5     Letter of Agreement by and among Mr. Tony Martins, Ms. Anna Mara,
            Ms. Claude Gareau, Mr. Ronald Bastien, Tony Martins &
            Associes., Inc. and Claremont Technology Group, Inc. dated as of
            January 23, 1995 (A)
   10.6     Employment Agreement by and between Claremont Technology Group,
            Inc. and Paul J. Cosgrave dated July 1, 1994 (A)
   10.7     Employment Agreement by and between Claremont Consulting
            Group, Inc. (k/n/a Claremont Technology Group, Inc.) and Dennis M.
            Goett dated February 1, 1996 (A)
   10.8     Employment Agreement by and between Claremont Technology
            Group, Inc. and Stephen Hawley dated February 5, 1993 (A)

   Number                              DESCRIPTION
   ------                              -----------
   10.9     Lease by and between Amberjack, Ltd. and Claremont Technology
            Group, Inc. dated January 13, 1995, as amended (A)
   10.10    Lease by and between Birtcher Properties, Inc., Manager for
            Amberjack, Ltd., and Claremont Technology Group, Inc. dated
            November 27, 1991, as amended (A)
   10.11    Lease Agreement by and between TOW Ltd. and Claremont Technology
            Group, Inc. dated October 1995 (A)
   10.12    Claremont Technology Group, Inc. 401(k) Plan and Trust (A)
   10.13    Claremont Technology Group, Inc. Employee Stock Ownership Plan (A)
   10.14    Business Loan Agreement between Bank of America Oregon and
            Claremont Technology Group, Inc. dated August 21, 1997 (D)
   10.15    Stock Purchase Agreement dated May 17, 1996 by and between
            Claremont Technology Group, Inc. (the Company), the shareholders of the Company, Paul J. Cosgrave and the Investors (B)
   10.16    Common Stock Purchase Warrant issued by Claremont Technology Group,
            Inc. to DLJ Capital Corporation dated May 20, 1996 (A)
   10.17    Settlement Agreement and Release dated May 20, 1996 by and between
            Claremont Technology Group, Inc. and DLJ Capital Corporation and
            associated funds (A)
   11       Computation of Earnings Per Share (D)
   21       Subsidiaries of the Registrant (D)
   23       Consent of KPMG Peat Marwick LLP (D)
   27       Financial Data Schedule (D)

(A) Incorporated by reference to Exhibits to Company's Registration Statement of Form S-1 as amended, effective July 19, 1996 (Commission Registration No. 333-04561).
(B) Incorporated by reference to Exhibits to the Company's Form 10-K for the fiscal year ended June 30, 1996 as filed with the Securities and Exchange Commission on September 27, 1996.
(C) Incorporated by reference to Exhibits to the Company Form 8-K, dated July 10, 1997 as filed with the Securities and Exchange Commission on July 25, 1997.
(D) Filed herewith.

(b) REPORTS ON FORM 8-K
No reports on Form 8-K were filed by the Registrant during the quarter ended June 30, 1997.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date:  September 15, 1997

                                  CLAREMONT TECHNOLOGY GROUP, INC.

                                  By /s/ PAUL J. COSGRAVE
                                     --------------------
                                  Paul J. Cosgrave
                                  Chairman of the Board, President and
                                  Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on September 15, 1997:

SIGNATURE                         TITLE
---------                         -----


/s/ PAUL J. COSGRAVE              Chairman of the Board, President and
--------------------              Chief Executive Officer
Paul J. Cosgrave                  (Principal Executive Officer)


/s/ DENNIS M. GOETT               Chief Financial Officer and Director
-------------------               (Principal Financial and Accounting Officer)
Dennis M. Goett


/s/ NEIL E. GOLDSCHMIDT           Director
-----------------------
Neil E. Goldschmidt


/s/ JERRY L. STONE                Director
------------------
Jerry L. Stone

INDEPENDENT AUDITORS' REPORT




The Board of Directors of
Claremont Technology Group, Inc.
and Subsidiaries:


We have audited the accompanying consolidated balance sheets of Claremont Technology Group, Inc. and subsidiaries as of June 30, 1997 and 1996 and the related consolidated statements of operations, shareholders' equity, and cash flows for each of the years in the three-year period ended June 30, 1997. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Claremont Technology Group, Inc. and subsidiaries as of June 30, 1997 and 1996 and the results of their operations and their cash flows for each of the years in the three-year period ended June 30, 1997 in conformity with generally accepted accounting principles.




/s/ KPMG PEAT MARWICK LLP

Portland, Oregon
August 14, 1997


                            CLAREMONT TECHNOLOGY GROUP, INC.
                                  AND SUBSIDIARIES
                            CONSOLIDATED BALANCE SHEETS
                                    (IN THOUSANDS)

                                                                         June 30,
                                                                   1997           1996
                                                                ----------     ----------
ASSETS
Current Assets:
    Cash and cash equivalents                                  $    15,240    $      526
    Receivables:
       Accounts receivable, net                                     13,975         7,811
       Revenue earned in excess of billings                          6,537         5,653
       Other                                                           179           153
    Prepaid expenses and other current assets                          745           683
    Refundable income taxes                                          2,745           -
    Deferred income taxes                                            1,048           266
                                                                ----------     ----------
        Total Current Assets                                        40,469        15,092

Property and equipment, net                                          5,844         4,069
Software development costs, net of accumulated amortization
  of $554 and $61                                                    8,554         2,146
Other non-current assets, net of accumulated amortization
  of $589 and $194                                                   1,274         1,658
                                                                ----------     ----------
        Total Assets                                           $    56,141    $   22,965
                                                                ----------     ----------
                                                                ----------     ----------

LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
    Accounts payable                                           $     1,975    $    1,464
    Line of credit                                                       -         4,600
    Current installments of long-term debt                             993           944
    Accrued expenses                                                 3,564         3,354
    Income taxes payable                                                 -           619
    Deferred revenue                                                   763           661
                                                                ----------     ----------
        Total Current Liabilities                                    7,295        11,642

Long-term debt, excluding current installments                         585         1,578
Deferred income taxes                                                2,856           775
                                                                ----------     ----------
        Total Liabilities                                           10,736        13,995

Commitments and Contingencies

Shareholders' Equity:
    Preferred stock, no par value.  Authorized 10,000
       shares; no shares issued or outstanding                           -           -
    Common stock, no par value.  Authorized 25,000 shares;
       8,257 and 4,832 shares issued and outstanding at
       1997 and 1996, respectively                                  33,343         1,331
    Retained earnings                                               12,043         7,649
    Cumulative translation adjustment                                   19           (10)
                                                                ----------     ----------
         Total Shareholders' Equity                                 45,405         8,970
                                                                ----------     ----------
         Total Liabilities and Shareholders' Equity            $    56,141    $   22,965
                                                                ----------     ----------
                                                                ----------     ----------


             See accompanying notes to consolidated financial statements.


                            CLAREMONT TECHNOLOGY GROUP, INC.
                                  AND SUBSIDIARIES
                            CONSOLIDATED STATEMENT OF OPERATIONS
                           (IN THOUSANDS, EXCEPT PER SHARE DATA)


                                                             Year Ended June 30,
                                                   --------------------------------------
                                                     1997           1996           1995
                                                   --------       --------       --------
Revenue:
    Professional fees                             $  66,811      $  44,769      $  27,292
    Resold products and services                        521          2,556            -
                                                   --------       --------       --------
        Total revenue                                67,332         47,325         27,292
                                                   --------       --------       --------

Costs and expenses:
    Project costs and expenses                       35,335         23,988         13,704
    Resold products and services                        490          2,410            -
    Selling, general and administrative              24,591         15,485         10,156
                                                   --------       --------       --------
        Total costs and expenses                     60,416         41,883         23,860
                                                   --------       --------       --------

        Income from operations                        6,916          5,442          3,432
                                                   --------       --------       --------

Other income (expense):
    Interest income                                     664             49             83
    Interest expense                                  (185)          (182)            (31)
    Other, net                                        (105)           (36)             15
                                                   --------       --------       --------
        Total other income (expense)                    374          (169)             67
                                                   --------       --------       --------

        Income before income taxes                    7,290          5,273          3,499

Income tax expense                                    3,044          2,250          1,352
                                                   --------       --------       --------
        Net income                                 $  4,246       $  3,023       $  2,147
                                                   --------       --------       --------
                                                   --------       --------       --------

        Net income per common share                 $  0.44        $  0.40        $  0.31
                                                   --------       --------       --------
                                                   --------       --------       --------

Weighted average number of common and
    common equivalent shares outstanding              9,761          7,612          7,319
                                                   --------       --------       --------
                                                   --------       --------       --------




             See accompanying notes to consolidated financial statements.

                            CLAREMONT TECHNOLOGY GROUP, INC.
                                  AND SUBSIDIARIES
                        CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
                                    (IN THOUSANDS)



                                                  Common Stock                      Cumulative          Total
                                                -----------------      Retained     Translation     Shareholders'
                                                Shares     Amount      Earnings     Adjustment          Equity
                                                ------     ------      --------     -----------     -------------

Balance at June 30, 1994                         3,949         47         2,836               -            2,883

Net income                                           -          -         2,147               -            2,147
Tax benefit of stock options exercised               -         83             -               -               83
Stock options exercised                            339        102             -               -              102
Purchase of common stock                           (55)       (30)          (85)              -             (115)
Foreign currency translation adjustment              -          -             -               1                1
                                                ------     ------      --------     -----------     -------------

Balance at June 30, 1995                         4,233        202         4,898               1            5,101

Net income                                           -          -         3,023               -            3,023
Tax benefit of stock options exercised               -        525             -               -              525
Stock options exercised                            668        500             -               -              500
Stock compensation recognized                        -        107             -               -              107
Purchase of common stock                           (69)        (3)         (272)              -             (275)
Foreign currency translation adjustment                                                     (11)             (11)
                                                ------     ------      --------     -----------     -------------

Balance at June 30, 1996, as previously
  reported                                       4,832      1,331         7,649             (10)           8,970
Acquisition of business                             60          -           148               -              148
                                                ------     ------      --------     -----------     -------------
Balance at June 30, 1996 as restated             4,892      1,331         7,797             (10)           9,118


Net income                                           -          -         4,246               -            4,246
Tax benefit of stock options exercised               -      4,136             -               -            4,136
Stock options exercised                          1,070      1,006             -               -            1,006
Proceeds from issuance of common
  stock, net of issuance costs of $1,204         2,012     26,870             -               -           26,870
Warrants exercised,net                             283          -             -               -              -
Foreign currency translation adjustment              -          -             -              29               29
                                                ------     ------      --------     -----------     -------------

Balance at June 30, 1997                         8,257  $  33,343     $  12,043       $      19        $  45,405
                                                ------     ------      --------     -----------     -------------
                                                ------     ------      --------     -----------     -------------




             See accompanying notes to consolidated financial statements.

                            CLAREMONT TECHNOLOGY GROUP, INC.
                                  AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF CASH FLOWS
                                    (IN THOUSANDS)




                                                                                           Year Ended June 30,
                                                                                 -------------------------------------
                                                                                   1997           1996          1995
                                                                                 --------       --------      --------
Cash  flows from operating activities:
   Net income                                                                   $   4,246      $   3,023     $   2,147
   Adjustments to reconcile net income to net cash
      provided (used) by operating activities:
         Depreciation and amortization                                              3,211          1,376           467
         Deferred income taxes                                                      1,285            699          (423)
         Non-cash expenses recognized                                                 356            107           -
         Changes in assets and liabilities, net of effect of acquisitions:
            Receivables                                                            (7,243)        (7,625)       (3,565)
            Prepaid expenses and other current assets                                  16           (688)            5
            Other non-current assets                                                   (9)        (1,030)          (90)
            Accounts payable and accrued expenses                                     666          1,858         1,451
            Deferred revenue                                                          102            366            (3)
            Refundable income taxes                                                (2,745)             -           -
            Income taxes payable                                                     (601)           201           242
                                                                                 --------       --------      --------
               Net cash provided (used) by operating activities                      (716)        (1,713)          231
                                                                                 --------       --------      --------

Cash flows from investing activities:
   Acquisition, net of cash acquired                                                 (291)          (130)         (204)
   Purchase of property and equipment                                              (4,068)        (3,663)       (1,498)
   Capitalized software development costs                                          (6,901)        (2,077)         (122)
                                                                                 --------       --------      --------
               Net cash used by investing activities                              (11,260)        (5,870)       (1,824)
                                                                                 --------       --------      --------

Cash flows from financing activities:
   Payments on line of credit                                                      (5,900)       (12,025)       (4,200)
   Proceeds from line of credit                                                     1,300         16,425         4,400
   Payments of long-term debt                                                        (944)          (671)          (39)
   Proceeds from issuance of long-term debt                                             -          2,570           500
   Payments of obligations under capital leases                                         -             (3)          (83)
   Purchases of common stock                                                            -           (275)         (115)
   Proceeds from exercise of stock options                                          1,006            500           102
   Adjustment for pooling of interest                                                 148              -           -
   Net proceeds from common stock offering                                         26,870              -           -
   Tax benefit of stock option exercises                                            4,136            525            83
   Payments (issuance) of notes receivable, net                                        76            720          (575)
                                                                                 --------       --------      --------
               Net cash provided by financing activities                           26,692          7,766            73
                                                                                 --------       --------      --------

Effect of exchange rate changes on cash                                                (2)             3           (10)
                                                                                 --------       --------      --------

               Net increase (decrease) in cash and cash equivalents                14,714            186        (1,530)

Cash and cash equivalents at beginning of year                                        526            340         1,870
                                                                                 --------       --------      --------
Cash and cash equivalents at end of year                                        $  15,240      $     526     $     340
                                                                                 --------       --------      --------
                                                                                 --------       --------      --------

Supplemental disclosure of cash flow information:
   Cash paid for interest                                                       $     209      $     144     $      31
   Cash paid for taxes                                                          $     849      $     804     $   1,319

Supplemental disclosure of non-cash investing and
 financing activities:
   Net liabilities assumed in merger                                            $       -      $      57     $     151




             See accompanying notes to consolidated financial statements.

                           CLAREMONT TECHNOLOGY GROUP, INC.
                                   AND SUBSIDIARIES

                      Notes to Consolidated Financial Statements
                             June 30, 1997, 1996 and 1995
                       (In thousands, except per share amounts)


(1) DESCRIPTION OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

    DESCRIPTION OF BUSINESS

    Claremont Technology Group, Inc. (the Company) provides enterprise-wide information technology (IT) solutions that reengineer mission-critical business processes such as customer service, order and transaction processing, billing and logistics. Claremont services include IT planning, systems integration and development and outsourcing, through a project management methodology that employs reusable object oriented software modules and transferable design frameworks.

    Claremont provides solutions to large organizations in select IT intensive vertical markets including commercial services, communications, financial services and state and local government. Claremont's clients consist of large corporations and government organizations in the United States and certain foreign markets.

    FISCAL PERIODS

    For 1997 and 1996, the Company's fiscal year ended on the Friday closest to June 30. The Company's fiscal year for 1995 ended on June 30. The fiscal year will generally be 52 weeks and periodically will consist of 53 weeks. All years presented consist of 52 weeks. For convenience the Company has indicated in these financial statements that its fiscal year ends on June 30.

    PRINCIPLES OF CONSOLIDATION

    The consolidated financial statements include the financial statements of Claremont Technology Group, Inc. and its wholly-owned subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation.

    CASH EQUIVALENTS

    For the purposes of the statement of cash flows, the Company considers all highly liquid investments with an original maturity of three months or less to be cash equivalents. Cash equivalents consist of commercial paper, bankers' acceptances, and other highly liquid investments.

    FINANCIAL INSTRUMENTS

    The carrying amount of cash equivalents, trade receivables, accounts payable and short-term borrowings approximate fair value because of the short-term nature of these instruments. The fair value of long-term debt was estimated by discounting the future cash flows using market interest rates and does not differ significantly from that reflected in the financial statements.

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

    ACCOUNTS RECEIVABLE

    Accounts receivable are shown net of allowance for doubtful accounts of $136 and $110 at June 30, 1997 and 1996, respectively.

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

    INTANGIBLE ASSETS

    Software development costs incurred subsequent to establishing a product's technological feasibility are capitalized until such product is available for general release to customers in accordance with Statement of Financial Accounting Standards No. 86, "Accounting for the Costs of Computer Software to be Sold, Leased or Otherwise Marketed". Capitalized software costs are amortized on a product-by-product basis. Amortization is recorded based on the greater of (a) the estimated economic life of the software (generally five years or less) or (b) the ratio of current gross revenues for each product to the total of current and anticipated gross revenues for each product, commencing when such product is available for general release.

    Other intangibles include purchased technology and a covenant not to compete, which are amortized over periods ranging from two to five years using the straight-line method. Total amortization costs for other intangibles were $395 in fiscal 1997 and were immaterial in fiscal 1996 and 1995.

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

    In February 1997, the Financial Accounting Standards Board issued SFAS No. 128, "Earnings per Share." SFAS 128 changes the standards for computing and presenting earnings per share (EPS) and supersedes APB Opinion No. 15, "Earnings per Share." SFAS 128 simplifies the standards for computing earnings per share and makes them comparable to international EPS standards. It replaces the presentation of primary EPS with a presentation of basic EPS. It also requires dual presentation of basic and diluted EPS on the face of the income statement for all entities with complex capital structures and requires a reconciliation of the numerator and denominator of the basic EPS computation to the numerator and denominator of the diluted EPS computation. SFAS 128 is effective for financial statements issued for periods ending after December 15, 1997, including interim periods; earlier application is not permitted. This Statement requires restatement of all prior-period EPS data presented. Following is the pro forma effect of adoption on the Company's earnings per share for the years ended June 30, 1997, 1996 and 1995:

                                                  Year Ended June 30,
                                          -----------------------------------
                                            1997          1996          1995
                                          -------       -------       -------
     Primary EPS as reported              $  0.44       $  0.40       $  0.31
     Effect of SFAS 128                      0.12          0.26          0.21
                                          -------       -------       -------
     Basic EPS as restated                $  0.56       $  0.66       $  0.52
                                          -------       -------       -------
                                          -------       -------       -------

     Fully diluted EPS as reported        $  0.44       $  0.41       $  0.31
     Effect of SFAS 128                      0.00         (0.01)         0.00
                                          -------       -------       -------
     Diluted EPS as restated                $0.44       $  0.40       $  0.31
                                          -------       -------       -------
                                          -------       -------       -------

(2) ACQUISITIONS

    In January 1996, the Company purchased certain assets of The Node Connection (TNC). The acquisition has been accounted for as a purchase, and the financial results of TNC have been included in the accompanying consolidated financial statements since the date of acquisition. The cost of the acquisition has been allocated on the basis of the estimated fair value of the assets acquired and the liabilities assumed.

    In February 1997, the Company acquired certain assets and liabilities of Pacific Star Technologies Pty. Limited from Queensland Systems Integration Pty. Limited ("QSI"), a software and systems integration company, for $291. The acquisition has been accounted for as a purchase, and financial results have been included in the accompanying consolidated financial statements since the date of acquisition. The cost of the acquisition has been allocated on the basis of the estimated fair value of the assets acquired and the liabilities assumed.

    The separate operational results of QSI are not material and accordingly pro-forma financial results have been omitted.

    In April 1997, the Company issued 60 shares of common stock in exchange for all of the outstanding common stock of the TDS Group, Inc. ("TDS"). TDS specializes in developing comprehensive information systems for government and non-profit organizations. The acquisition has been accounted for as a pooling of interests and accordingly, the Company's consolidated financial statements have been restated to include the results of TDS for fiscal 1997. Results of TDS prior to fiscal 1997 were immaterial, thus prior periods presented have not been restated.

    Merger costs of $140 were incurred and charged to expense in the fourth quarter of 1997 for services rendered to facilitate completion of the transaction.

(3) BALANCE SHEET COMPONENTS

    PROPERTY AND EQUIPMENT, NET

      Property and equipment, net consists of the
        following:                                            June 30,
                                                        --------------------
                                                         1997          1996
                                                        -------      -------
      Furniture and equipment                          $  1,538     $  1,147
      Computer equipment and software                     8,428        4,759
      Leased equipment                                      216          216
      Leasehold improvements                                149          108
                                                        -------      -------
                                                         10,331        6,230
      Less accumulated depreciation and amortization     (4,487)      (2,161)
                                                        -------      -------
      Property and equipment, net                      $  5,844     $  4,069
                                                        -------      -------
                                                        -------      -------

    Depreciation expense for the years ended June 30, 1997, 1996 and 1995 was $2,326, $1,178 and $469, respectively.

    ACCRUED EXPENSES

    The Company's accrued expenses consist of the following:
                                                               June 30,
                                                         -------------------
                                                          1997        1996
                                                         -------     -------
         Accrued payroll                                $    885    $    787
         Accrued vacation                                  1,854       1,105
         Accrued payroll taxes                               418         710
         Accrued profit sharing                              366         682
         Accrued other                                        41          70
                                                         -------     -------
                                                        $  3,564    $  3,354
                                                         -------     -------
                                                         -------     -------


(4) INVESTMENT IN PARTNERSHIP

    Claremont Retirement Solutions, Ltd. (the Partnership) was formed with one of the Company's major customers to receive royalties from Claremont Retirement Technologies, Inc. ("CRTI") for future sales of a pension/retirement system template to other public and private pension funds. CRTI has obtained licensing rights from the Partnership to remarket the template. CRTI's initial equity contribution to the Partnership represents approximately 1 percent of the Partnership's total capital.


(5) LEASES

    The Company leases certain of its office space through noncancelable operating lease arrangements. The leases expire May 31, 1998 through September 30, 2002, and are net leases with the Company paying all executory costs, including insurance, utilities, and maintenance. Rental expense for operating leases during the years ended June 30, 1997, 1996 and 1995 was approximately $793, $820 and $404, respectively.

    Future minimum lease payments under noncancelable operating leases (with initial or remaining lease terms in excess of one year) are as follows:

         Year Ending June 30,
              1998                                 $    856
              1999                                      743
              2000                                      524
              2001                                      373
              2002                                      203
              Thereafter                                 31
                                                    -------
         Total minimum lease payments              $  2,730
                                                    -------
                                                    -------

(6) LONG-TERM DEBT

    Long-term debt consists of the following:
                                                             June 30,
                                                      -----------------------
                                                        1997           1996
                                                      --------       --------
         7.6% installment loan payable in
         monthly installments of $61,
         including interest, with final
         payment due April 1999, secured by
         certain furniture and equipment             $   1,189      $   1,799

         7.59% installment loan payable
         in monthly installments of $14 with
         final payment due November 1998,
         secured by certain furniture and
         equipment                                         222            334

         8.05% installment loan payable in
         monthly installments of $16,
         including interest, with final
         payment due May 1998, secured by
         certain furniture and equipment                   167            389
                                                      --------       --------
                                                         1,578          2,522
         Less current installment of long-
         term debt                                        (993)          (944)
                                                      --------       --------
         Long-term debt, excluding current
         installments                                $     585      $   1,578
                                                      --------       --------
                                                      --------       --------

    The aggregate maturities of long-term debt for years subsequent to June 30, 1997 are as follows:

         Year Ending June 30,
              1998                                    $    993
              1999                                         585
                                                       -------
         Total payments on long-term debt             $  1,578
                                                       -------
                                                       -------

    During 1995, the Company entered into a $2 million line of credit with a bank, which was subsequently increased to $6 million in June 1996, with an interest rate of .25 percentage points above the bank's reference rate (8.75 percent at June 30, 1997). This line of credit is secured by furniture, equipment, and accounts receivable. At June 30, 1997, there were no amounts outstanding on this line of credit. This line of credit expired on August 1, 1997 and the Company entered into a new line of credit agreement dated August 21, 1997 (see note 16 Subsequent Events).

    The Company is a guarantor on a nonrevolving line of credit with a bank, which provides for borrowings of up to $2 million for purposes of facilitating the purchase of Company common stock by Company executives.
    As of June 30, 1997, there was $923 of related debt outstanding against the line. Advances under the line of credit were made directly to the Company executive with full recourse and bear interest. Advances under the line of credit were for 36 months and include monthly interest payments, made by each Company executive, with principal repayment by each Company executive on or before July 31, 1998.

    The various lines of credit with Bank of America Oregon are contained in a master Business Loan Agreement, which includes covenants relating to the
    maintenance of certain financial ratios and minimum net worth.   The
    Company was in compliance with these covenants at June 30, 1997.

    The Company has available a standby letter of credit for up to $125. As of June 30, 1997, there were no amounts outstanding under the line of credit (see note 16 Subsequent Events).

    In August 1997, the Company signed a business loan agreement (the "Agreement") with a commercial bank. This Agreement includes a $2.0 million line of credit and a $750 standby letter of credit. The line of credit and letter of credit bear interest at the bank's reference rate plus .25 percent, or, at the Company's option, at rates based on the Offshore Rate or the LIBOR rate. The expiration date of this Agreement is September 1, 1999. This Agreement also covers currently outstanding term loans for an original principal amount of $5,000 which had previously been covered under the Business Loan Agreement dated April 24, 1995. The Agreement is secured by all machinery and equipment and receivables of the Company and contains certain financial ratio and other covenants.

(7) INCOME TAXES

    The components of income tax expense are as follows:
                                        Year Ended June 30,
                                    -------------------------------
                                      1997        1996        1995
                                     -------     -------     -------
         Current:
           Federal                  $    967    $  1,232    $  1,351
           State and local               300         319         398
           Foreign                        --          --          26
                                     -------     -------     -------
                                       1,267       1,551       1,775
         Deferred:
           Federal                     1,930         552        (314)
           State and local               494         147        (109)
           Foreign                      (647)         --          --
                                     -------     -------     -------
                                       1,777         699        (423)
                                     -------     -------     -------
                                    $  3,044    $  2,250    $  1,352
                                     -------     -------     -------
                                     -------     -------     -------

    The actual income tax expense differs from the expected tax expense (computed by applying the U.S. federal and corporate income tax rate of 34 percent to net income before income taxes) as follows:

                                                     Year Ended June 30,
                                               -------------------------------
                                                1997        1996        1995
                                               -------     -------     -------
     Computed expected income tax expense     $  2,479    $  1,793    $  1,190
     Increase (reduction) in income tax
       expense resulting from:
          State income tax expense                 518         292         214
          Other                                     47         165         (52)
                                               -------     -------     -------

     Income tax expense                       $  3,044    $  2,250    $  1,352
                                               -------     -------     -------
                                               -------     -------     -------

    The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities are presented below:

                                                                 June 30,
                                                           -------------------
                                                             1997       1996
                                                            -------    -------
        Deferred tax assets:
             Accrued expenses                              $    342   $    215
             Expenses deductible in future periods               --         42
             State net operating loss carryforward              358         --
             Alternative minimum tax credit carryforward        120         --
             Foreign net operating losses                       647         --
             Other                                               90         61
                                                            -------    -------
                  Total gross deferred tax assets             1,557        318

        Deferred tax liability:
             Capitalized software development costs          (3,360)      (812)
             Property and equipment, due to differences
               in depreciation                                   (5)       (15)
                                                            -------    -------
                  Total gross deferred tax liabilities       (3,365)      (827)
                                                            -------    -------

                  Net deferred tax assets (liabilities)   $  (1,808)  $   (509)
                                                            -------    -------
                                                            -------    -------


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

   The following table summarizes stock option activity through June 30, 1997:


                                                                       Weighted
                                                                        Average
                                                       Shares            Price
                                                     --------         ---------
   Outstanding options at June 30, 1994               2,501           $  0.67

   Granted                                            1,323              2.08
   Exercised                                           (332)             0.29
   Canceled                                            (108)             1.59
                                                     --------          ---------

   Outstanding options at June 30, 1995               3,384              1.23

   Granted                                              543              3.90
   Exercised                                           (668)             0.75
   Canceled                                            (167)             3.35
                                                     --------          ---------

   Outstanding options at June 30, 1996               3,092              1.69

   Granted                                              810             17.61
   Exercised                                         (1,070)             0.95
   Canceled                                            (393)            12.37
                                                     --------          ---------

   Outstanding options at June 30, 1997               2,439           $  5.59
                                                     --------          ---------
                                                     --------          ---------



    STATEMENT OF FINANCIAL ACCOUNTING STANDARDS NO. 123

    During 1995, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 123 ("SFAS 123") which defines a fair value based method of accounting for an employee stock option and similar equity instrument and encourages all entities to adopt that method of accounting for all of their employee stock compensation plans. However, it also allows an entity to continue to measure compensation cost for those plans using the method of accounting prescribed by Accounting Principles Board Opinion 25 ("APB 25"). Entities electing to remain with the accounting in APB 25 must make pro forma disclosures of net income and, if presented, earnings per share, as if the fair value based method of accounting defined in SFAS 123 had been adopted.

    The Company has elected to account for its stock-based compensation plans under APB 25; however, the Company has computed, for pro forma disclosure purposes, the value of all options granted during 1997 and 1996 using the following weighted average assumptions for grants:

              For the Year Ended June 30,         1997          1996
                                              ------------  ------------

              Risk-free interest rate             6.0%           6.0%
              Expected dividend yield               0%             0%
              Expected lives                   5 years        5 years
              Expected volatility                  70%            n/a

    Using the Black-Scholes methodology for 1997 and the minimum value method for 1996, the total value of options granted during fiscal 1997 and 1996 was $4,460 and $259, respectively, which would be amortized on a pro forma basis over the vesting period of the options (typically five years). The weighted average fair value of options granted during fiscal 1997 and 1996 was $5.50 per share and $0.48 per share, respectively. If the Company had accounted for its stock-based compensation plans in accordance with SFAS 123, the Company's net income and net income per share would approximate the pro forma disclosures below:

          For the Year Ended June 30,          1997                1996
                                        ------------------   -----------------
                                           As       Pro        As        Pro
                                        Reported   Forma    Reported    Forma
                                        --------  -------   --------   -------
              Net income               $  4,246  $ 4,003   $ 3,023    $ 2,997
              Net income per share     $  0.44   $  0.42   $  0.40    $  0.39

    The effects of applying SFAS 123 in this pro forma disclosure may not be indicative of future amounts. SFAS 123 does not apply to awards prior to July 1, 1995.

     The following table summarizes information about stock options outstanding and exercisable at June 30, 1997:



                        Options Outstanding                               Options Exercisable
       ----------------------------------------------------------     -------------------------
                                         Weighted
                                          Average        Weighted                      Weighted
                                         Remaining        Average     Number of         Average
         Range of           Number      Contractual)     Exercise      Shares          Exercise
      Exercise Price      Outstanding   Life (years)       Price     Exercisable         Price
     ----------------    ------------   ------------     --------    -----------      ---------
    $0.136 -  $1.73        1,198            6.4            $1.33          761            $1.20
    $1.74  -  $3.55          320            7.7            $2.89          128            $2.70
    $3.56  -  $8.00          288            8.5            $4.09           63            $4.04
    $8.01  - $15.00          567            9.5           $14.19           16           $14.79
    $15.01 - $25.00           29            9.5           $22.91            2           $22.41
    $25.01 - $36.00           37            9.2           $32.99            0           $27.75
     ----------------    ------------   ------------     --------    -----------      ---------
    $0.136 - $36.00        2,439            7.6            $5.59          970            $1.85
     ----------------    ------------   ------------     --------    -----------      ---------
     ----------------    ------------   ------------     --------    -----------      ---------




(9)  EMPLOYEE STOCK OWNERSHIP PLAN


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

     The Company makes all contributions to the ESOP, which may be made in either cash or shares of common stock. The contributions to the ESOP for the years ended June 30, 1997, 1996 and 1995 consisted of cash of $150, $448 and $300, respectively. Future contributions to the ESOP will be made at the Company's discretion.

(10) PROFIT SHARING PLAN

     In January 1990, the Company adopted a qualified profit sharing plan pursuant to Section 401(k) of the Internal Revenue Code. The plan requires participants to be at least 21 years of age and have completed at least one hour of service. Employees can make voluntary contributions up to limitations prescribed by the Internal Revenue Code. Company matching contributions are discretionary. For the years ended June 30, 1997, 1996 and 1995, the Company recognized discretionary matching contributions of $117, $129 and $75, respectively.

(11) STOCK WARRANT

     On May 20, 1996, the Company issued a five-year warrant to purchase 400 shares of common stock at an exercise price of $10.33 per share. The warrant was exercised on October 23, 1996 using a net exercise provision, for a total of 283,029 shares of the Company's Common Stock. As of June 30, 1997, the warrant was fully exercised and no shares of the Company's Common Stock remain issuable under this warrant.

(12) BUSINESS AND CREDIT CONCENTRATION

     Revenues from certain of the Company's largest customers individually exceeded 10 percent of revenues as follows:
                                                     Year Ended June 30,
                                                     --------------------
                                                      1997   1996   1995
                                                     ------  -----  -----
     Ohio State Teachers Retirement System            8%     14%    38%
     Lucent Technologies                              14%     20%    19%
     Mississippi Public Employee Retirement System    3%     11%    --

     At June 30, 1997 and 1996, the trade accounts receivable and revenue in excess of billings balances from these customers were $5,425 and $5,882, respectively.

(13) RELATED PARTY TRANSACTIONS

     The Company issued promissory notes totaling $514 and $385 to certain employees during the fiscal years ended June 30, 1996 and 1995, respectively. The notes are due at varying dates through July 31, 1997 and bear interest at rates ranging from 4% to 7.1%.

     The Company entered into a retirement and severance agreement with its founder, Steven L. Darrow, and (as of the date of the agreement, March 15, 1996) largest shareholder. Under that agreement, in exchange for his commitment not to compete with the Company for five years, the Company agreed to pay an amount equal to one year's salary, provide a continuation of medical benefits during his lifetime, forgive certain loans from the Company and pay resulting withholding taxes, and grant him and certain trusts and individuals to whom he had transferred stock certain "piggyback" registration rights. With respect to this agreement, the Company recorded $966 as a covenant not to compete and classified such amount under "other noncurrent assets". Additionally, the agreement provided for the acceleration of the exercisability of otherwise not yet exercisable stock options for the 35.8 shares of the Company's common stock with an exercise price of $1.03 each, resulting in noncash compensation expense of $107.

     The Company retained a board member as a consultant through his consulting firm, and also directly as a part-time employee, for payments aggregating $73 in fiscal year 1996 and $113 in fiscal 1995. The consulting and employment arrangement with the board member ended effective April 26, 1996.

(14) COMMITMENTS AND CONTINGENCIES

     The Company is involved in various claims and legal actions arising in the ordinary course of business. In the opinion of management, the ultimate disposition of these matters will not have a material adverse effect on the Company's financial position, results of operations or liquidity.

     The Company has approximately $500 of performance bonds outstanding as of June 30, 1997.

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

     Revenue by geographical area is provided below:
                                           Year Ended June 30,
                                --------------------------------------
                                   1997           1996          1995
                                ----------     ---------     ---------
     United States             $  63,388         45,004     $  26,730
     Canada                        3,363          2,321           562
     Australia                       581             --            --
                                ----------     ---------     ---------

          Total                $  67,332         47,325     $  27,292
                                ----------     ---------     ---------
                                ----------     ---------     ---------

(16) SUBSEQUENT EVENTS


     ACQUISITIONS
     In July 1997, the Company completed two business combinations that were accounted for as purchases. The Company purchased Communications Informatiques Trilan Canada, Inc. ("Trilan") and OpTex, Inc. ("OpTex"). The results of operations of each acquisition will be included in the Company's results of operations from the date of acquisition. Trilan offers technology consulting services specializing in network management, call and help center management and outsourcing. OpTex develops billing and customer management software for the communications industry and provides customer service and complete billing services through its fully functional service bureau for communications industry clients.