Form 10-Q
period 1997-09-30
CLAREMONT TECHNOLOGY GROUP INC
filed 1997-11-12
CIK 1013736

===============================================================================

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549
                                 _____________

                                   FORM 10-Q



     (Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
                                  ACT OF 1934
               For the quarterly period ended September 30, 1997
                                      OR
[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                             EXCHANGE ACT OF 1934
                    For the transition period from        to

                        Commission file number 0-28654
                                 _____________

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

                                 _____________

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                           Yes  X              No
                              -----              -----

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

      Common stock without par value                 9,846,799
                (Class)                  (Outstanding at November 6, 1997)

===============================================================================

                       CLAREMONT TECHNOLOGY GROUP, INC.
                                   FORM 10-Q
                                     INDEX


PART I - FINANCIAL INFORMATION                                             Page
------------------------------                                             ----

Item 1.  Financial Statements

         Consolidated Balance Sheets - September 30, 1997 and
         June 30, 1997                                                        2

         Consolidated Statements of Operations - Three Months Ended
         September 30, 1997 and 1996                                          3

         Consolidated Statements of Cash Flows - Three Months Ended
         September 30,1997 and 1996                                           4

         Notes to Consolidated Financial Statements                           5

Item 2.  Management's Discussion and Analysis of Financial Condition and
         Results of Operations                                                6


PART II - OTHER INFORMATION
---------------------------

Item 2.  Changes in Securities and Use of Proceeds                           10

Item 6.  Exhibits and Reports on Form 8-K                                    10

Signatures                                                                   11

ITEM 1.  FINANCIAL STATEMENTS
-----------------------------

                           CLAREMONT TECHNOLOGY GROUP, INC.
                                   AND SUBSIDIARIES
                             CONSOLIDATED BALANCE SHEETS
                                    (In thousands)
                                     (Unaudited)

                                                                  September 30,      June 30,
                                                                      1997             1997
                                                                  -------------     ----------
ASSETS
Current Assets:
    Cash and cash equivalents                                          $  8,527     $  15,240
    Receivables:
       Accounts receivable, net of allowances of $217 and $136           18,242        13,975
       Revenue earned in excess of billings                               8,436         6,537
       Other                                                                186           179
    Prepaid expenses and other current assets                               882           745
    Refundable income taxes                                               2,034         2,745
    Deferred income taxes                                                 1,001         1,048
                                                                  -------------     ----------
        Total Current Assets                                             39,308        40,469

Property and equipment, net of accumulated depreciation
   of $5,541 and $4,487                                                   6,339         5,844
Software development costs, net of accumulated amortization
  of $928 and $554                                                        9,813         8,554
Goodwill, net of accumulated amortization of $128 and $89                 3,253            30
Other non-current assets, net of accumulated amortization
  of $645 and $500                                                        2,987         1,244
                                                                  -------------     ----------
        Total Assets                                                  $  61,700     $  56,141
                                                                  -------------     ----------
                                                                  -------------     ----------
LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
    Accounts payable                                                   $  3,067      $  1,975
    Line of credit                                                           29           -
    Current installments of long-term debt                                1,056           993
    Accrued payroll and related liabilities                               4,577         3,158
    Accrued profit sharing                                                  305           366
    Other accrued expenses                                                   37            40
    Deferred revenue                                                        600           763
                                                                  -------------     ----------
        Total Current Liabilities                                         9,671         7,295

Long-term debt, excluding current installments                              643           585
Deferred income taxes                                                     2,856         2,856
                                                                  -------------     ----------
        Total Liabilities                                                13,170        10,736

Commitments and Contingencies

Shareholders' Equity:
    Preferred stock, no par value.  Authorized 10,000
       shares; no shares issued or outstanding                                -             -
    Common stock, no par value.  Authorized 25,000 shares;
       8,468 and 8,257 shares issued and outstanding at
       September 30 and June 30, 1997, respectively                      35,750        33,343
    Retained earnings                                                    12,679        12,043
    Cumulative translation adjustment                                       101            19
                                                                  -------------     ----------
         Total Shareholders' Equity                                      48,530        45,405
                                                                  -------------     ----------
         Total Liabilities and Shareholders' Equity                   $  61,700     $  56,141
                                                                  -------------     ----------
                                                                  -------------     ----------

         See accompanying notes to unaudited consolidated financial statements.

                           CLAREMONT TECHNOLOGY GROUP, INC.
                                   AND SUBSIDIARIES
                         CONSOLIDATED STATEMENTS OF OPERATIONS
                         (In thousands, except per share data)
                                      (Unaudited)

                                          Three Months Ended September 30,
                                          --------------------------------
                                              1997               1996
                                          -----------         -----------
Revenue:
    Professional fees                       $  20,402         $  13,537
    Resold products and services                  360               342
    Other                                         942                 -
                                          -----------         -----------
        Total revenue                          21,704            13,879
                                          -----------         -----------
Costs and expenses:
    Project costs and expenses                 11,979             7,059
    Resold products and services                  316               310
    Other                                         345                 -
    Selling, general and administrative         7,964             4,797
                                          -----------         -----------
        Total costs and expenses               20,604            12,166
                                          -----------         -----------
        Income from operations                  1,100             1,713
                                          -----------         -----------
Other income (expense):
    Interest income                                96               159
    Interest expense                             (40)               (70)
    Other, net                                   (52)                 8
                                          -----------         -----------
        Total other income (expense)                4                97
                                          -----------         -----------

        Income before income taxes              1,104             1,810

Income tax expense                                469               743
                                          -----------         -----------
        Net income                             $  635           $ 1,067
                                          -----------         -----------
                                          -----------         -----------
        Net income per common share            $ 0.06           $  0.12
                                          -----------         -----------
                                          -----------         -----------
Weighted average number of common and
    common equivalent shares outstanding        9,988             9,280
                                          -----------         -----------
                                          -----------         -----------

   See accompanying notes to unaudited consolidated financial statements.

                           CLAREMONT TECHNOLOGY GROUP, INC.
                                   AND SUBSIDIARIES
                         CONSOLIDATED STATEMENTS OF CASH FLOWS
                                    (In thousands)
                                      (Unaudited)

                                                                Three Months Ended September 30,
                                                                --------------------------------
                                                                    1997                1996
                                                                ------------        ------------
Cash flows from operating activities:
   Net income                                                       $  635           $  1,067
   Adjustments to reconcile net income to net cash
      used by operating activities:
         Depreciation and amortization                               1,344                625
         Deferred income taxes                                           -                701
         Non-cash expenses recognized                                  360                  -
         Changes in assets and liabilities:
            Receivables                                             (5,371)            (3,816)
            Income taxes receivable, net                               757             (3,497)
            Prepaid expenses                                          (120)               245
            Other non-current assets                                  (238)              (133)
            Accounts payable and accrued expenses                    1,965                146
            Deferred revenue                                          (167)              (434)
                                                                  --------           --------
               Net cash used by operating activities                  (834)            (5,096)
                                                                  --------           --------
                                                                  --------           --------
Cash flows from investing activities:
   Acquisition, net of cash acquired                                (3,149)                 -
   Purchase of property and equipment                                 (723)              (806)
   Expenditures for software development costs                      (1,634)            (1,634)
                                                                  --------           --------
               Net cash used by investing activities                (5,506)            (2,440)
                                                                  --------           --------
Cash flows from financing activities:
   Proceeds/(payments) on line of credit, net                           29             (4,600)
   Payments of long-term debt                                         (540)              (230)
   Net proceeds from common stock offering                               -             27,024
   Proceeds from exercise of stock options                             113              3,049
                                                                  --------           --------
               Net cash (used) provided by financing activities       (398)            25,243
                                                                  --------           --------
Effect of exchange rate on cash                                         26                  7
                                                                  --------           --------
               Net (decrease) increase in cash and cash equivalents (6,713)            17,714

Cash and cash equivalents at beginning of year                      15,240                526
                                                                  --------           --------
Cash and cash equivalents at end of year                          $  8,527           $ 18,240
                                                                  --------           --------
                                                                  --------           --------

   See accompanying notes to unaudited consolidated financial statements.

                       CLAREMONT TECHNOLOGY GROUP, INC.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                            (DOLLARS IN THOUSANDS)
                                  (UNAUDITED)

NOTE 1: BASIS OF PRESENTATION
The financial information included herein for the three months ended September 30, 1997 and 1996 is unaudited; however, such information reflects all adjustments consisting only of normal recurring adjustments which are, in the opinion of management, necessary for a fair presentation of the financial position, results of operations and cash flows for the interim periods. The financial information as of June 30, 1997 is derived from the audited financial statements included in Claremont Technology Group, Inc.'s (the Company's) 1997 Annual Report on Form 10-K. The interim consolidated financial statements should be read in conjunction with the consolidated financial statements and the notes thereto included in the Company's 1997 Annual Report on Form 10-K. The results of operations for the interim period presented are not necessarily indicative of the results to be expected for the full year.

NOTE 2: SUPPLEMENTAL CASH FLOW AND NON-CASH INVESTING AND FINANCING INFORMATION Supplemental disclosure of cash flow information is as follows:

                                                            Three months ended
                                                               September 30,
                                                            ------------------
                                                              1997      1996
                                                            --------  --------
Cash paid during the period for income taxes                 $    8     $  550
Cash paid during the period for interest                         17         91
Stock issued in connection with acquisition                   2,295          -

NOTE 3.  EARNINGS PER SHARE
In March 1997, the Financial Accounting Standards Board issued Statement 128, EARNINGS PER SHARE ("SFAS 128"), superseding Opinion 15. SFAS 128 is required to be adopted for periods ending after December 15, 1997. Pro forma effects of applying SFAS 128 are as follows:

                                     Three Months Ended September 30,
                                     --------------------------------
                                         1997                1996
                                     ------------        ------------
Primary EPS as reported                $  0.06             $  0.12
Effect of SFAS 128                        0.02                0.04
                                     ------------        ------------
Basic EPS as restated                  $  0.08             $  0.16
                                     ------------        ------------
                                     ------------        ------------

Fully diluted EPS as reported          $  0.06             $  0.11
Effect of SFAS 128                        0.00                0.01
                                     ------------        ------------
Diluted EPS as restated                $  0.06             $  0.12
                                     ------------        ------------
                                     ------------        ------------

NOTE 4.  ACQUISITIONS
In July 1997, the Company completed two business combinations that were accounted for as purchases. The Company purchased Communications Informatiques Trilan Canada, Inc. ("Trilan") and OpTex, Inc. ("OpTex"). The results of operations of each acquisition are included in the Company's results of operations from the date of acquisition. Trilan offers technology consulting services specializing in network management, call and help center management and outsourcing. OpTex develops billing and customer management software for the communications industry and provides customer service and complete billing services through its fully functional service bureau for communications industry clients. The total purchase price for OpTex was $1,000 in cash and 240,000 shares of unregistered common stock of the Company, with $360 of the purchase price being allocated to in process research and development. The purchase of Trilan was not considered a significant acquisition and therefore, the purchase price is not disclosed.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FORWARD LOOKING STATEMENTS
This report on Form 10-Q contains certain statements, trend analysis and other information that constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act, which involve risks and uncertainties. Actual results may differ materially from the results described in the forward-looking statements. Such forward looking statements include, but are not limited to, statements including the words "anticipate," "believe," "estimate," "expect," "intend," "plan" and other similar expressions. Such statements reflect the current views of the Company with respect to future events and are subject to certain risks, uncertainties and assumptions that include, but are not limited to, those discussed in Items 1 and 7 of the Company's 1997 Annual Report on Form 10-K and in the following Management's Discussion and Analysis of Financial Condition and Results of Operations.

RESULTS OF OPERATIONS
The following table set forth, for the periods indicated, certain financial data as a percentage of total revenue:

                                               Three Months Ended
                                                  September 30,
                                               ------------------
                                                 1997      1996
                                               --------  --------
Revenue:
   Professional fees                                94%       98%
   Resold products and services                      2         2
   Other                                             4         -
                                               --------  --------
      Total revenue                                100       100
Costs and expenses:
   Project costs and expenses                       55        51
   Resold products and services and other            3         2
   Selling, general and administrative              37        35
                                               --------  --------
      Total costs and expenses                      95        88
                                               --------  --------
      Income from operations                         5        12
Other income (expense), net                          0         1
                                               --------  --------
      Income before income taxes                     5        13
Income tax expense                                   2         5
                                               --------  --------
      Net income                                     3%        8%
                                               --------  --------
                                               --------  --------

The Company's revenue consists primarily of professional fees (including license fees for Claremont's reusable software modules), and to a lesser extent resold hardware and software products and resold contract services and other revenue. Other revenue consists of license fees and maintenance fees, which began in December 1996 and service bureau revenue associated with the Company's acquisition of OpTex in July 1997. The Company expects other revenue to increase as a percentage of total revenue during the remainder of fiscal 1998. The Company's professional fees increased 51 percent to $20.4 million in the first three months of fiscal 1998 from $13.5 million in the first three months of fiscal 1997. Professional fees increased primarily due to an increase in the number of projects performed both for new and existing clients. Revenue from foreign operations increased to $1.7 million in the first three months of fiscal 1998 compared to $1.2 million in the first three months of fiscal 1997. The Company expects foreign revenue to increase as a percentage of total revenue over the remainder of fiscal 1998, primarily as a result of recent acquisitions. The Company's top five clients accounted for 49 percent of professional fees for the three months ended September 30, 1997 compared to 39 percent for the three months ended September 30, 1996.

Project costs and expenses consist primarily of salaries and employee benefits for personnel dedicated to client projects and associated overhead costs including equipment depreciation and amortization. Project costs and expenses increased 70 percent to $12.0 million (59 percent of professional fees) in the first three months of fiscal 1998 from $7.1 million (52 percent of professional fees) in the first three months of fiscal 1997. The increase in project costs and expenses was due primarily to the addition of project personnel necessary to perform the larger number of client projects. The increase as a percentage of professional fees is primarily a result of the hiring of several new employees during the early part of the quarter, therefore lowering utilization rates during the early part of the quarter. Utilization rates were back to Company standards of approximately 80 percent by the end of the quarter.

Selling, general and administrative costs and expenses consist of costs associated with the Company's executive staff, finance, facilities and human resources departments (collectively, "Administrative Personnel"), travel and business development costs. Selling, general and administrative costs and expenses increased 66 percent to $8.0 million (39 percent of professional fees) in the first three months of fiscal 1998 from $4.8 million (35 percent of professional fees) in the first three months of fiscal 1997. The increase is primarily due to increases in professional development and recruiting expenses associated with the increased professional personnel, increased facility expenses associated with increased space needs resulting from increased software development efforts performed at Company facilities rather than at client locations and increased numbers of Administrative Personnel. Selling, general and administrative costs and expenses in the first quarter of fiscal 1998 also include $360,000 related to the write-off of purchased research and development related to the OpTex acquisition. Without the $360,000, selling, general and administrative costs and expenses would have been 37 percent of professional fees. The Company does not expect selling, general and administrative costs and expenses to continue to increase as a percentage of professional fees.

The Company had a total of 844 professional and administrative personnel at September 30, 1997 and estimates that it will have approximately 900 by December 31, 1997.

Income tax expense represents combined federal, state and foreign taxes at an effective rate of 42 percent, or $469,000, for the first three months of
fiscal 1998 compared to 41 percent, or $743,000 for fiscal 1997.   The
Company's tax rate is sensitive to shifts in income and losses among the various tax jurisdictions in which the Company's operations are conducted.

LIQUIDITY AND CAPITAL RESOURCES
Cash decreased $6.7 million during the first three months of fiscal 1998 primarily as a result of $0.8 million used in operations, $3.1 million related to an acquisition, $0.7 million for the purchase of property and equipment, $1.6 million for software development costs and $0.5 million net payments on debt.

At September 30, 1997, the Company had working capital of $29.6 million, including $8.5 million of cash and cash equivalents. The Company's current ratio decreased to 4.1:1 at September 30, 1997 from 5.5:1 at June 30, 1997.

Accounts receivable increased $4.3 million to $18.2 million at September 30, 1997 from $14.0 million at June 30, 1997 primarily as a result of growth in revenues. Days sales outstanding were 68 at September 30, 1997 compared to 66 at June 30, 1997. The Company experienced an increase in past due accounts (defined as accounts outstanding more than 60 days) to $2.7 million at September 30, 1997 compared to $529,000 at June 30, 1997. A significant amount of the past due accounts at September 30, 1997 were collected in the first half of October 1997.

Revenue earned in excess of billings, which represents amounts due to the Company under contracts, primarily from communications and government entities, that can not be billed until certain milestones are met, increased $1.9 million to $8.4 million at September 30, 1997 from $6.5 million at June 30, 1997. The Company continues to work closely with its clients to attempt to reduce the collection cycle of this asset group.

Refundable income taxes decreased to $2.0 million at September 30, 1997 from $2.7 million at June 30, 1997 primarily as a result of the timing of estimated tax payments and receipts.

Accounts payable increased $1.1 million to $3.1 million at September 30, 1997 from $2.0 million at June 30, 1997 primarily due to growth of the business.

Accrued payroll and related liabilities increased $1.4 million to $4.6 million at September 30, 1997 from $3.2 million at June 30, 1997 primarily as a result of increased personnel and the accrual of $500,000 for estimated 1998 fiscal year-end bonuses.

During the first three months of fiscal 1998, the Company had capital expenditures of $0.7 million, primarily related to furniture and personal computers, and $1.6 million associated with the capitalization of software development costs. As of September 30, 1997 the Company did not have any material commitments for capital expenditures.

As of September 30, 1997, the Company had a total of $9.8 million of capitalized software development costs associated with the Company's reusable software modules, including CLARETY and PREMOST. The Company expects capitalized software development costs to continue to increase during the remainder of fiscal 1998. To the extent capitalized software development costs are greater than the potential revenue associated with the developed software, the Company would be required to immediately expense such excess amount under SFAS 86. The amount of the excess required to be expensed in any particular period may be as much as the total amount of capitalized software development costs then carried on the Company's balance sheet, depending on the potential revenue associated with the developed software at such time. Recognition of such expenses, if any, could have a material adverse effect on the Company's results of operations.

Goodwill increased $3.2 million to $3.3 million at September 30, 1997 as a result of acquisitions that occurred during the first quarter of fiscal 1998.

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

NEW ACCOUNTING PRONOUNCEMENTS
In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standard No. 128, "Earnings per Share" ("SFAS 128"). This statement establishes a different method of computing net income per share than is currently required under the provisions of Accounting Principles Board Opinion No. 15. Under SFAS 128, the Company is required to present both basic net income per share and diluted net income per share. Basic net income per share is expected to be comparable or slightly higher than the previously presented net income per share as the effect of dilutive stock options is not considered in computing basic net income per share. Diluted net income per share is expected to be comparable or slightly higher than the previously presented net income per share. The Company will adopt SFAS 128 in the quarter ended December 31, 1997 and will restate all prior earnings per share presentations to conform to the provisions of SFAS 128.

In June 1997, the FASB issued Statement of Financial Accounting Standard No. 130, "Reporting Comprehensive Income" ("SFAS 130"). This statement establishes standards for reporting and displaying comprehensive income and its components in a full set of general purpose financial statements. The objective of SFAS 130 is to report a measure of all changes in equity of an enterprise that result from transactions and other economic events of the period other than transactions with owners. The Company expects to adopt SFAS 130 for its fiscal year beginning July 1, 1998 and does not expect comprehensive income to be materially different from currently reported net income.

                          PART II - OTHER INFORMATION

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

(C)  During the period from July 1, 1997 through September 30, 1997, the
     Company issued an aggregate of 240,000 shares of Common Stock in connection with the merger of Claremont Acquisition Corporation, a wholly owned subsidiary of the Company, and OpTex in reliance on Section 4(2) of the Securities Act of 1933.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a) The exhibits filed as part of this report are listed below:

        Exhibit No. and Description
        ---------------------------
        11   Calculations of Net Income Per Share
        27   Financial Data Schedule

(b) Reports on Form 8-K:
        The Company filed a report on Form 8-K dated July 10, 1997 under Item 2. Acquisition or Disposition of Assets and Item 7. Financial Statements and Exhibits.

SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


Date:   November 7, 1997           CLAREMONT TECHNOLOGY GROUP, INC.

                                   By: /s/ PAUL J. COSGRAVE
                                      -----------------------------------
                                   Paul J. Cosgrave
                                   Chairman of the Board, President and Chief
                                   Executive Officer
                                   (Principal Executive Officer)


                                   By: /s/ DENNIS M. GOETT
                                      -----------------------------------
                                   Dennis M. Goett
                                   Chief Financial Officer and Director
                                   (Principal Financial and Accounting Officer)