Form 10-Q
period 1997-12-26
CLAREMONT TECHNOLOGY GROUP INC
filed 1998-02-09
CIK 1013736

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                                    UNITED STATES
                          SECURITIES AND EXCHANGE COMMISSION
                               WASHINGTON, D.C.  20549

                                 --------------------

                                      FORM 10-Q

                                 --------------------

     (Mark One)
     [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                                 EXCHANGE ACT OF 1934
                   For the quarterly period ended December 26, 1997
                                          OR
     [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                                 EXCHANGE ACT OF 1934
                      For the transition period from_____ to______

                            Commission file number 0-28654
                              --------------------------

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

                    -----------------------------------------

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                           Yes   X                      No
                               -----                       -----

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Common stock without par value                              8,521,221
          (Class)                             (Outstanding at January 30, 1998)

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                         CLAREMONT TECHNOLOGY GROUP, INC.
                                     FORM 10-Q
                                       INDEX



PART I - FINANCIAL INFORMATION                                             Page
------------------------------                                             ----

Item 1.   Financial Statements

          Consolidated Balance Sheets -December 31, 1997 and
          June 30, 1997                                                     2

          Consolidated Statements of Operations - Three Months and
          Six Months Ended December 31, 1997 and 1996                       3

          Consolidated Statements of Cash Flows - Six Months Ended
          December 31, 1997 and 1996                                        4

          Notes to Consolidated Financial Statements                        5

Item 2.   Management's Discussion and Analysis of Financial Condition
          and Results of Operations                                         7


PART II - OTHER INFORMATION
---------------------------

Item 4.   Submission of Matters to a Vote of Security Holders              11

Item 6.   Exhibits and Reports on Form 8-K                                 11

Signatures                                                                 12

ITEM 1. FINANCIAL STATEMENTS


                        CLAREMONT TECHNOLOGY GROUP, INC. AND SUBSIDIARIES
                                   CONSOLIDATED BALANCE SHEETS
                                           (Unaudited)

                                                                        December 31,             June 30,
                                                                           1997                    1997
                                                                        ------------            ---------
ASSETS
Current Assets:
    Cash and cash equivalents                                        $       4,403         $      15,240
    Receivables:
       Accounts receivable, net of allowances of $217 and $136              15,622                13,975
       Revenue earned in excess of billings                                 11,624                 6,537
       Other                                                                   163                   179
    Prepaid expenses and other current assets                                  739                   745
    Refundable income taxes                                                  2,397                 2,745
    Deferred income taxes                                                      958                 1,048
                                                                         ---------             ----------
        Total Current Assets                                                35,906                40,469

Property and equipment, net of accumulated depreciation
   of $6,399 and $4,487                                                      6,815                 5,844
Software development costs, net of accumulated amortization
  of $1,305 and $554                                                        11,003                 8,554
Goodwill, net of accumulated amortization of $319 and $89                    3,061                    30
Other non-current assets, net of accumulated amortization
  of $805 and $500                                                           2,818                 1,244
                                                                         ---------             ----------
        Total Assets                                                 $      59,603         $      56,141
                                                                         ---------             ----------
                                                                         ---------             ----------

LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
    Accounts payable                                                 $       2,539         $       1,975
    Current installments of long-term debt                                     893                   993
    Accrued payroll and related liabilities                                  3,596                 3,158
    Accrued profit sharing                                                     362                   366
    Other accrued expenses                                                      30                    40
    Deferred revenue                                                           376                   763
                                                                         ---------             ----------
        Total Current Liabilities                                            7,796                 7,295

Long-term debt, excluding current installments                                 197                   585
Deferred income taxes                                                        2,856                 2,856
                                                                         ---------             ----------
        Total Liabilities                                                   10,849                10,736

Commitments and Contingencies

Shareholders' Equity:
    Preferred stock, no par value.  Authorized 10,000
       shares; no shares issued or outstanding                                   -                   -
    Common stock, no par value.  Authorized 25,000 shares;
       8,496 and 8,257 shares issued and outstanding at
       Decebmer 31 and June 30, 1997, respectively                          35,815                33,343
    Retained earnings                                                       13,091                12,043
    Cumulative translation adjustment                                         (152)                   19
                                                                         ----------            ----------
         Total Shareholders' Equity                                         48,754                45,405
                                                                         ----------            ----------
         Total Liabilities and Shareholders' Equity                  $      59,603         $      56,141
                                                                         ----------            ----------
                                                                         ----------            ----------
   See accompanying notes to unaudited consolidated financial statements.

                                            CLAREMONT TECHNOLOGY GROUP, INC.
                                                     AND SUBSIDIARIES
                                          CONSOLIDATED STATEMENTS OF OPERATIONS
                                          (in thousands, except per share data)
                                                       (Unaudited)


                                                            Three Months Ended December 31,         Six Months Ended December 31,
                                                            -------------------------------         -----------------------------
                                                                  1997              1996                1997           1996
                                                               ---------          ---------          ---------       ---------
Revenue:
    Professional fees                                          $  20,856          $  15,566          $  41,258       $  29,103
    Resold products and services                                     387                149                747             491
    Other revenue                                                  1,028                 20              1,970              20
                                                               ---------          ---------          ---------       ---------
        Total revenue                                             22,271             15,735             43,975          29,614
                                                               ---------          ---------          ---------       ---------

Costs and expenses:
    Project costs and expenses                                    12,057              7,862             24,036          14,921
    Resold products and services                                     364                142                 68             452
    Other costs of revenue                                           402                  -                747             -
    Selling, general and administrative                            8,763              5,396             16,627          10,193
                                                               ---------          ---------          ---------       ---------
        Total costs and expenses                                  21,586             13,400             42,090          25,566
                                                               ---------          ---------          ---------       ---------

        Income from operations                                       685              2,335              1,885           4,048
                                                               ---------          ---------          ---------       ---------

Other income (expense):
    Interest income                                                   58                189                153             348
    Interest expense                                                 (24)               (43)               (64)           (113)
    Other, net                                                         -                (22)              (151)            (14)
                                                               ---------          ---------          ---------        ---------
        Total other income (expense)                                  34                124                (62)             221
                                                               ---------          ---------          ---------        ---------

        Income before income taxes                                   719              2,459              1,823            4,269

Income tax expense                                                   306              1,009                775            1,752
                                                               ---------          ---------          ---------        ---------
        Net income                                             $     413          $   1,450          $   1,048        $   2,517
                                                               ---------          ---------          ---------        ---------
                                                               ---------          ---------          ---------        ---------

        Basic net income per common share                      $    0.05          $    0.19          $    0.12        $    0.35
                                                               ---------          ---------          ---------        ---------
                                                               ---------          ---------          ---------        ---------

        Diluted net income per common share                    $    0.04          $    0.15          $    0.10        $    0.26
                                                               ---------          ---------          ---------        ---------
                                                               ---------          ---------          ---------        ---------

Shares used in basic calculation                                   8,485              7,554              8,449            7,099
                                                               ---------          ---------          ---------        ---------
                                                               ---------          ---------          ---------        ---------

Shares used in diluted calculation                                10,114              9,973             10,074            9,552
                                                               ---------          ---------          ---------        ---------
                                                               ---------          ---------          ---------        ---------

      See accompanying notes to unaudited consolidated financial statements.

                              CLAREMONT TECHNOLOGY GROUP, INC.
                                    AND SUBSIDIARIES
                          CONSOLIDATED STATEMENTS OF CASH FLOWS
                                      (in thousands)
                                       (Unaudited)

                                                                   Six Months Ended December 31,
                                                                  ------------------------------
                                                                      1997               1996
                                                                   ---------           --------
Cash  flows from operating activities:
   Net income                                                       $ 1,048             $ 2,517
   Adjustments to reconcile net income to net cash
      used in operating activities:
         Depreciation and amortization                                2,907               1,309
         Deferred income taxes                                         -                  1,400
         Non-cash expense recognized                                    361                -
         Changes in assets and liabilities:
            Receivables                                              (5,999)             (5,660)
            Prepaid expenses                                             21                (246)
            Refundable income taxes, net                                395              (4,039)
            Accounts payable and accrued expenses                       444                 (58)
            Deferred revenue                                           (391)                151
                                                                    -------             -------
               Net cash used in operating activities                 (1,214)             (4,626)
                                                                    -------             -------
Cash flows from investing activities:
   Acquisition, net of cash acquired                                 (3,152)                -
   Purchase of property and equipment                                (2,114)             (1,922)
   Expenditures for software development costs                       (3,201)             (3,513)
   Other non-current assets                                            (234)               (174)
                                                                    -------             -------
               Net cash used in investing activities                 (8,701)             (5,609)
                                                                    -------             -------
Cash flows from financing activities:
   Proceeds/(payments) on line of credit, net                          -                 (4,600)
   Payments of long-term debt                                        (1,149)               (464)
   Proceeds from common stock offering, net                            -                 26,867
   Proceeds from exercise of stock options                              177                 332
   Tax benefit related to stock option activity                        -                  3,478
   Payments (issuance) of notes receivable, net                        -
                                                                    -------             -------
               Net cash provided by (used in) financing activities     (972)             25,613
                                                                    -------             -------
Effect of exchange rate on cash                                          50                   1
                                                                    -------             -------
               Net increase (decrease) in cash and cash equivalents (10,837)             15,379

Cash and cash equivalents at beginning of period                     15,240                 526
                                                                    -------             -------
Cash and cash equivalents at end of period                          $ 4,403             $15,905
                                                                    -------             -------
                                                                    -------             -------

         See accompanying notes to unaudited consolidated financial statements.

                           CLAREMONT TECHNOLOGY GROUP, INC.
                     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                       (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                     (UNAUDITED)

NOTE 1. BASIS OF PRESENTATION

The financial information included herein for the three-month and six-month periods ended December 31, 1997 and 1996 is unaudited; however, such information reflects all adjustments consisting only of normal recurring adjustments which are, in the opinion of management, necessary for a fair presentation of the financial position, results of operations and cash flows for the interim periods. The financial information as of June 30, 1997 is derived from the audited financial statements included in Claremont Technology Group, Inc.'s (the Company's) 1997 Annual Report on Form 10-K. The interim consolidated financial statements should be read in conjunction with the consolidated financial statements and the notes thereto included in the Company's 1997 Annual Report on Form 10-K. The results of operations for the interim period presented are not necessarily indicative of the results to be expected for the full year. For ease of presentation, the periods ended December 26, 1997 and December 27, 1996 are referred to herein as ending December 31, 1997 and December 31, 1996, respectively.

NOTE 2. NET INCOME PER SHARE

Beginning December 31, 1997, basic earnings per share (EPS) and diluted EPS are computed using the methods prescribed by Statement of Financial Accounting Standard No. 128, EARNINGS PER SHARE (SFAS 128). Basic EPS is calculated using the weighted average number of common shares outstanding for the period and diluted EPS is computed using the weighted average number of common shares and
dilutive common equivalent shares outstanding.   Prior period amounts have been
restated to conform with the presentation requirements of SFAS 128. Following is a reconciliation of basic EPS and diluted EPS:


Three Months Ended December 31,         1997                                    1996
-------------------------------         --------------------------------        --------------------------------
                                                                 Per                                     Per
                                                                 Share                                   Share
BASIC EPS                               Income         Shares    Amount        Income          Shares    Amount
                                       ---------------------------------       ---------------------------------
Income available to Common
 Shareholders                          $  413          8,485    $  0.05       $  1,450         7,554    $  0.19
                                                                -------                                 -------
EFFECT OF DILUTIVE SECURITIES
Stock Options                               -          1,629                         -         2,419
                                       ---------------------                  ----------------------
DILUTED EPS
Income available to Common
 Shareholders                          $  413         10,114    $  0.04      $  1,450          9,973    $  0.15
                                                                -------                                 -------


Six Months Ended December 31,           1997                                    1996
-------------------------------         --------------------------------        --------------------------------
                                                                 Per                                     Per
                                                                 Share                                   Share
BASIC EPS                               Income         Shares    Amount        Income          Shares    Amount
                                       ---------------------------------       ---------------------------------
Income available to Common
 Shareholders                        $  1,048          8,449      $0.12       $  2,517         7,099    $  0.35
                                                                  -----                                 -------
EFFECT OF DILUTIVE SECURITIES
Stock Options                               -          1,625                         -         2,453
                                     -----------------------                  ----------------------
DILUTED EPS
Income available to Common
 Shareholders                        $  1,048         10,074      $0.10       $  2,517         9,552    $  0.26
                                                                  -----                                 -------

NOTE 3. SUPPLEMENTAL CASH FLOW AND NON-CASH INVESTING AND FINANCING INFORMATION

Supplemental disclosure of cash flow information is as follows:

                                                             Six months ended
                                                                 December 31,
                                                            -------------------
                                                             1997        1996
                                                            ------      -------
Cash paid during the period for income taxes                $  775      $  796
Cash paid during the period for interest                        48         135
Stock issued in connection with acquisition                  2,295           -

NOTE 4.  ACQUISITIONS

In July 1997, the Company completed two business combinations that were accounted for as purchases. The Company purchased Communications Informatiques Trilan Canada, Inc. ("Trilan") and OpTex, Inc. ("OpTex"). The results of operations of each acquisition are included in the Company's results of operations from the date of acquisition. Trilan offers technology consulting services specializing in network management, call and help center management and outsourcing. OpTex develops billing and customer management software for the communications industry and provides customer service and complete billing services through its fully functional service bureau for communications industry clients. The total purchase price for OpTex was $1,000 in cash and 240 shares of unregistered common stock of the Company, with $360 of the purchase price being allocated to in process research and development. The purchase of Trilan was not considered a significant acquisition and therefore, the purchase price is not disclosed.

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

RESULTS OF OPERATIONS

The following table sets forth, for the periods indicated, certain financial data as a percentage of total revenue:

                                                                   THREE MONTHS ENDED                         SIX MONTHS ENDED
                                                                      DECEMBER 31,                              DECEMBER 31,
                                                           --------------------------------             --------------------------
                                                            1997                1996                     1997                1996
                                                           ------              ------                   -------             ------
Revenue:
     Professional fees                                         94%                 99%                      94%               98%
     Resold products and services                               2                   1                        2                 2
     Other                                                      4                   -                        4                 -
                                                              ---                 ---                      ---               ---
        Total revenue                                         100                 100                      100               100
Costs and expenses:
     Project costs and expenses                                54                  50                       55                50
     Resold products and services                               2                   1                        2                 2
     Other costs of revenue                                     2                   -                        1                 -
     Selling, general and administrative                       39                  34                       38                34
                                                              ---                 ---                      ---               ---
        Total costs and expenses                               97                  85                       96                86
                                                              ---                 ---                      ---               ---
        Income from operations                                  3                  15                        4                14
Other income (expense), net                                     -                   1                        -                 -
                                                              ---                 ---                      ---               ---
        Income before income taxes                              3                  16                        4                14
Income tax expense                                              1                   7                        2                 6
                                                              ---                 ---                      ---               ---
        Net income                                              2%                  9%                       2%                8%
                                                              ---                 ---                      ---               ---
                                                              ---                 ---                      ---               ---

The Company's revenue consists primarily of professional fees (including license fees for Claremont's reusable software modules), and to a lesser extent resold hardware and software products and resold contract services and other revenue. Other revenue consists of license fees and maintenance fees, which began in December 1996 and service bureau revenue associated with the Company's acquisition of OpTex in July 1997. The Company's professional fees increased 34% to $20.9 million for the three months ended December 31, 1997 compared to $15.6 million for the three months ended December 31, 1996. Professional fees increased 42% to $41.3 million for the six months ended December 31, 1997 compared to $29.1 million for the six months ended December 31, 1996. Professional fees increased primarily due to an increase in the number of projects performed, both for new and existing clients. Revenues during the quarter were adversely effected by a $2.0 million software license sale that the Company believed would be recorded in December. However, the state to which the license was being sold has determined that it is required to follow a request for proposal process. The state review of that issue will take some time to complete. Revenue from foreign operations increased to $3.6 million for the six months ended December 31, 1997 compared to $2.5 million for the six months ended December 31, 1996. The increase resulted primarily from recent foreign acquisitions. The Company's top five clients accounted for 47% of revenues for the six months ended December 31, 1997 compared to 41% for the six months ended December 31, 1996. Resold products and services are offered to clients on an as-needed basis and are resold with little or no mark-up. The Company does not expect resold products and services to contribute materially to its income from operations, and generally expects to make little or no profit on such products and services.
The Company expects to provide such products and services only as an accommodation to the Company's clients as requested for particular projects.

Project costs and expenses consist primarily of salaries and employee benefits for personnel dedicated to client projects and associated overhead costs including equipment depreciation and amortization. Project costs and expenses increased to $12.1 million and $24.0 million (58% and 58% of professional fees, respectively) for the three and six month periods ended December 31, 1997 from $7.9 million and $14.9 million (50% and 51% of professional fees, respectively) for the comparable periods ended December 31, 1996. The increase in project costs and expenses was due primarily to the addition of project personnel necessary to perform the larger number of client projects. The increase as a percentage of professional fees is primarily a result of the hiring of several new employees while certain anticipated projects have been delayed, therefore lowering utilization rates during the quarter and year to date periods.

Selling, general and administrative costs and expenses consist of costs associated with the Company's executive staff, finance, facilities and human resources departments (collectively, "Administrative Personnel"), travel and business development costs. Selling, general and administrative costs and expenses increased to $8.8 million and $16.6 million (42% and 40% of professional fees, respectively) for the three and six month periods ended December 31, 1997 from $5.4 million and $10.2 million (35% and 35% of professional fees, respectively) for the comparable periods ended December 31, 1996. The increase is primarily due to increases in professional development and recruiting expenses associated with the increased professional personnel, increased facility expenses associated with increased space needs resulting from increased software development efforts performed at Company facilities rather than at client locations and increased numbers of Administrative Personnel. Selling, general and administrative costs and expenses in the first quarter of fiscal 1998 also include $360,000 related to the write-off of purchased research and development related to the OpTex acquisition. Without the $360,000, selling, general and administrative costs and expenses would have been 39 percent of professional fees for the six months ended December 31, 1997.

The Company had a total of 887 professional and administrative personnel at December 31, 1997.

Income tax expense represents combined federal, state and foreign taxes at an effective rate of 42.5%, or $775,000, for the first six months of fiscal 1998 compared to 41.0%, or $1.8 million, for the comparable period ended December 31, 1996. The Company's tax rate is sensitive to shifts in income and losses among the various tax jurisdictions in which the Company's operations are conducted.

LIQUIDITY AND CAPITAL RESOURCES

Cash decreased $10.8 million during the first six months of fiscal 1998 primarily as a result of $1.4 million used in operations, $3.2 million related to an acquisition, $2.1 million for the purchase of property and equipment, $3.2 million for software development costs and $1.1 million payments on debt.

At December 31, 1997, the Company had working capital of $28.1 million, including $4.4 million of cash and cash equivalents. The Company's current ratio decreased to 4.6:1 at December 31, 1997 from 5.5:1 at June 30, 1997.

Accounts receivable increased $1.6 million to $15.6 million at December 31, 1997 from $14.0 million at June 30, 1997 primarily as a result of growth in revenues. Days sales outstanding were 69 at December 31, 1997 compared to 66 at June 30, 1997. The Company experienced an increase in past due accounts (defined as accounts outstanding more than 60 days) to $5.0 million at December 31, 1997 compared to $529,000 at June 30, 1997. Of the $5.0
million, $2.5 million was collected in January 1998.   At December 31, 1997,
CalPERS represented $2.3 million of the $5.0 million past due and $1.0 million of the January 1998 collections.

Revenue earned in excess of billings, which represents amounts due to the Company under contracts, primarily from communications and government entities, that can not be billed until certain milestones are met, increased $5.1 million to $11.6 million at December 31, 1997 from $6.5 million at June 30, 1997. The Company continues to work closely with its clients to attempt to reduce the collection cycle of this asset group.

During the first six months of fiscal 1998, the Company had capital expenditures of $2.1 million, primarily related to furniture and personal computers, and $3.2 million associated with the capitalization of software development costs. As of December 31, 1997 the Company did not have any material commitments for capital expenditures.

As of December 31, 1997, the Company had a total of $11.0 million of capitalized software development costs associated with the Company's reusable software modules, including CLARETY and PREMOST. The Company expects capitalized software development costs to continue to increase during the remainder of fiscal 1998. To the extent capitalized software development costs are greater than the potential revenue associated with the developed software, the Company would be required to immediately expense such excess amount under SFAS 86. The amount of the excess required to be expensed in any particular period may be as much as the total amount of capitalized software development costs then carried on the Company's balance sheet, depending on the potential revenue associated with the developed software at such time. Recognition of such expenses, if any, could have a material adverse effect on the Company's results of operations.

Goodwill increased $3.0 million to $3.1 million at December 31, 1997 as a result of acquisitions that occurred during the first quarter of fiscal 1998.

On August 21, 1997, the Company signed a business loan agreement (the "Agreement") with a commercial bank. This Agreement includes a $2.0 million line of credit and a $750,000 standby letter of credit. The line of credit and letter of credit bear interest at the bank's reference rate plus .25 percent, or, at the Company's option, at rates based on the Offshore Rate or the LIBOR rate. The expiration date of this Agreement is September 1, 1999. This Agreement also covers currently outstanding term loans for an original principal amount of $5.0 million, which had previously been covered under the Business Loan Agreement dated April 24, 1995. The Agreement is secured by all machinery and equipment and receivables of the Company and contains certain financial ratio and other covenants. As of the date of this report, the Company was in compliance with all such covenants.

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

In June 1997, the FASB issued Statement of Financial Accounting Standard No. 131, "Disclosures about Segments of an Enterprise and Related Information" ("SFAS 131"). This statement establishes standards for the way that public business enterprises report information about operating segments in interim and annual financial statements. It also establishes standards for related disclosures about products and services, geographic areas and major customers. The Company expects to adopt SFAS 131 for its fiscal year beginning July 1, 1998.

                            PART II - OTHER INFORMATION

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The annual meeting of the shareholders of the Company was held on November 6, 1997, at which the following actions were taken:

1. The shareholders elected the six nominees for director to the Board of Directors of the Company. The six directors elected, along with the voting results are as follows:


      NAME          NO. OF SHARES VOTING FOR      NO. OF SHARES WITHHELD VOTING      TERM EXPIRES
      ----          ------------------------      -----------------------------      ------------
Stephen M. Carson           6,673,181                       394,700                      2000
Paul J. Cosgrave            6,673,781                       394,100                      2000
Dennis M. Goett             6,673,581                       394,300                      1999
Neil E. Goldschmidt         6,673,481                       394,400                      1999
Marilyn R. Seymann          6,672,981                       394,900                      1998
Jerry L. Stone              6,673,581                       394,300                      1998

2. The shareholders approved amendments to the Claremont Technology Group, Inc. 1992 Stock Incentive Plan to, among other changes, increase the aggregate number of shares of Common Stock that may be issued thereunder from 5,000,000 to 5,500,000 (3,679,198 shares were voted affirmatively, 1,644,435 shares were voted negatively, 20,821 shares abstained from voting and there were 1,723,427 broker non-votes).

3. The shareholders approved the appointment of KPMG Peat Marwick LLP as the independent accountants of the Company for the year ending June 30, 1998 (7,062,643 shares were voted affirmatively, 3,400 shares were voted negatively and 1,838 shares abstained from voting).

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a) The exhibits filed as part of this report are listed below:

          EXHIBIT NO. AND DESCRIPTION
          ---------------------------
          10   Amendment No. 2 to Business Loan Agreement
          27   Financial Data Schedule

(b) Reports on Form 8-K:
     None.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


Date:   February 5, 1998                CLAREMONT TECHNOLOGY GROUP, INC.

                                        By: /s/ STEPHEN M. CARSON
                                           ------------------------------------
                                        Stephen M. Carson
                                        President, Chief Operating Officer and
                                        Chief Financial Officer
                                        (Principal Executive Officer and
                                        Principal Financial and Accounting
                                        Officer)