Form 10-Q
period 1998-03-27
CLAREMONT TECHNOLOGY GROUP INC
filed 1998-05-11
CIK 1013736

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                   UNITED STATES
                         SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, D.C.  20549

                                --------------------

                                     FORM 10-Q

                                --------------------

   (Mark One)
       [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                                EXCHANGE ACT OF 1934
                   For the quarterly period ended March 27, 1998

                                         OR

       [ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                                EXCHANGE ACT OF 1934
                     For the transition period from       to
                                                     -----   -----

                           Commission file number 0-28654

                                --------------------

                          CLAREMONT TECHNOLOGY GROUP, INC.
               (Exact name of registrant as specified in its charter)

                   Oregon                                    93-1004490
(STATE OR OTHER JURISDICTION OF INCORPORATION OR          (I.R.S. EMPLOYER
                ORGANIZATION)                             IDENTIFICATION NO.)

        1600 NW Compton Drive, Suite 210
               Beaverton, Oregon                                 97006
     (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)                  (ZIP CODE)

          REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE:  503-748-8000


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                         Yes   X             No
                             -----              -----

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

      Common stock without par value                     9,100,170
                  (Class)                        (Outstanding at May 5, 1998)

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                          CLAREMONT TECHNOLOGY GROUP, INC.
                                     FORM 10-Q
                                       INDEX


PART I - FINANCIAL INFORMATION                                             Page
                                                                           ----
Item 1.   Financial Statements

          Consolidated Balance Sheets - March 31, 1998 and June 30, 1997     2

          Consolidated Statements of Operations - Three Months and Nine
          Months Ended March 31, 1998 and 1997                               3

          Consolidated Statements of Cash Flows - Nine Months Ended March
          31, 1998 and 1997                                                  4

          Notes to Consolidated Financial Statements                         5

Item 2.   Management's Discussion and Analysis of Financial Condition and
          Results of Operations                                              7

Item 3.   Quantitative and Qualitative Disclosures About Market Risk         12

PART II - OTHER INFORMATION

Item 6.   Exhibits and Reports on Form 8-K                                   12

Signatures                                                                   13


                            PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                 CLAREMONT TECHNOLOGY GROUP, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                                 (In thousands)
                                   (Unaudited)


                                                                 March 31,       June 30,
                                                                    1998           1997
                                                                -----------    -----------
ASSETS
Current Assets:
  Cash and cash equivalents                                     $    10,521    $    15,240
  Receivables:
    Accounts receivable, net of allowances of $417 and $136          11,503         13,767
    Revenue earned in excess of billings, net of allowances
     of $400 and zero                                                 9,732          6,537
    Other                                                               827            387
  Prepaid expenses and other current assets                             546            745
  Refundable income taxes                                             2,872          2,745
  Deferred income taxes                                                 319          1,048
                                                                -----------    -----------
    Total Current Assets                                             36,320         40,469

Property and equipment, net of accumulated depreciation
  of $8,199 and $4,487                                                6,260          5,844
Software development costs, net of accumulated amortization
  of $1,672 and $554                                                  7,379          8,554
Goodwill, net of accumulated amortization of $377 and $89             3,027             30
Other non-current assets, net of accumulated amortization
  of $863 and $500                                                    1,778          1,244
                                                                -----------    -----------
    Total Assets                                                $    54,764    $    56,141
                                                                -----------    -----------
                                                                -----------    -----------

LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
  Accounts payable                                              $     2,536    $     1,975
  Current installments of long-term debt                                833            993
  Accrued payroll and related liabilities                             5,237          3,158
  Accrued profit sharing                                                244            366
  Other accrued expenses                                                122             40
  Deferred revenue                                                      760            763
                                                                -----------    -----------
    Total Current Liabilities                                         9,732          7,295

Long-term debt, excluding current installments                            3            585
Deferred income taxes                                                 2,588          2,856
                                                                -----------    -----------
    Total Liabilities                                                12,323         10,736

Commitments and Contingencies

Shareholders' Equity:
  Preferred stock, no par value.  Authorized 10,000
    shares; no shares issued or outstanding                             -              -
  Common stock, no par value.  Authorized 25,000 shares;
    8,861 and 8,257 shares issued and outstanding at
    March 31, 1998 and June 30, 1997, respectively                   36,301         33,343
  Retained earnings                                                   6,183         12,043
  Cumulative translation adjustment                                     (43)            19
                                                                -----------    -----------
    Total Shareholders' Equity                                       42,441         45,405
                                                                -----------    -----------
    Total Liabilities and Shareholders' Equity                  $    54,764    $    56,141
                                                                -----------    -----------
                                                                -----------    -----------



        See accompanying notes to unaudited consolidated financial statements.

                           CLAREMONT TECHNOLOGY GROUP, INC.
                                   AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF OPERATIONS
                        (In thousands, except per share data)
                                     (Unaudited)


                                                          Three Months Ended March 31,   Nine Months Ended March 31,
                                                          ----------------------------   ---------------------------
                                                               1998           1997           1998           1997
                                                          ------------    ------------   ------------   ------------
Revenue:
  Professional fees                                       $     21,695    $    18,234    $    62,952    $    47,337
  Resold products and services                                     301            -            1,049            491
  Other revenue                                                    628            243          2,598            263
                                                          ------------    ------------   ------------   ------------
     Total revenue                                              22,624         18,477         66,599         48,091
                                                          ------------    ------------   ------------   ------------

Costs and expenses:
  Project costs and expenses                                    12,746          9,879         36,782         24,798
  Resold products and services                                     282            -              962            454
  Other costs of revenue                                           321             53          1,067             53
  Selling, general and administrative                            8,665          6,423         25,393         16,616
  Non-recurring charges                                          7,539            -            7,539            -
                                                          ------------    ------------   ------------   ------------
     Total costs and expenses                                   29,553         16,355         71,743         41,921
                                                          ------------    ------------   ------------   ------------

     Income (loss) from operations                              (6,929)         2,122         (5,144)         6,170
                                                          ------------    ------------   ------------   ------------

Other income (expense):
  Interest income                                                   43            152            197            500
  Interest expense                                                 (20)           (38)           (84)          (151)
  Other, net                                                        (2)           (37)           (54)           (51)
                                                          ------------    ------------   ------------   ------------
     Total other income                                             21             77             59            298
                                                          ------------    ------------   ------------   ------------

     Income (loss) before income taxes                          (6,908)         2,199         (5,085)         6,468

Income tax expense                                                 -              903            775          2,655
                                                          ------------    ------------   ------------   ------------
     Net income (loss)                                    $     (6,908)   $     1,296    $    (5,860)   $     3,818
                                                          ------------    ------------   ------------   ------------
                                                          ------------    ------------   ------------   ------------

Basic net income (loss) per common share                  $      (0.79)   $      0.16    $     (0.69)   $      0.52
                                                          ------------    ------------   ------------   ------------
                                                          ------------    ------------   ------------   ------------

Diluted net income (loss) per common share                $      (0.79)   $      0.13    $     (0.69)   $      0.40
                                                          ------------    ------------   ------------   ------------
                                                          ------------    ------------   ------------   ------------


        See accompanying notes to unaudited consolidated financial statements.

                           CLAREMONT TECHNOLOGY GROUP, INC.
                                   AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF CASH FLOWS
                                    (In thousands)
                                     (Unaudited)


                                                                        Nine Months Ended March 31,
                                                                     -------------------------------
                                                                         1998                1997
                                                                     ------------         ----------
Cash  flows from operating activities:
  Net income (loss)                                                  $    (5,860)         $    3,813
  Adjustments to reconcile net income (loss) to net cash
    provided (used) by operating activities:
      Depreciation and amortization                                        4,274               2,356
      Deferred income taxes                                                  382               1,678
      Non-cash stock compensation recognized                                 361                 -
      Impairment of long-term assets                                       5,915                 -
      Changes in assets and liabilities:
        Receivables                                                         (627)             (7,851)
        Prepaid expenses                                                     214                 (37)
        Refundable income taxes                                              (81)             (3,861)
        Other non-current assets                                              47                (134)
        Accounts payable and accrued expenses                              2,058               1,634
        Deferred revenue                                                       6                 138
                                                                     ------------         ----------
          Net cash provided (used) by operating activities                 6,689              (2,264)
                                                                     ------------         ----------

Cash flows from investing activities:
  Acquisition, net of cash acquired                                       (3,153)                -
  Purchase of property and equipment                                      (3,332)             (3,393)
  Expenditures for software development costs                             (4,229)             (5,135)
                                                                     ------------         ----------
          Net cash used by investing activities                          (10,714)             (8,528)
                                                                     ------------         ----------

Cash flows from financing activities:
  Payments on line of credit, net                                            -                (4,600)
  Payments of long-term debt                                              (1,403)               (702)
  Proceeds from common stock offering, net                                   -                26,870
  Proceeds from exercise of stock options                                    664                 838
  Tax benefit related to stock option activity                               -                 3,904
  Payments on notes receivable, net                                          -                    75
                                                                     ------------         ----------
          Net cash provided (used) by financing activities                  (739)             26,385
                                                                     ------------         ----------

Effect of exchange rate on cash                                               45                   7
                                                                     ------------         ----------
          Net increase (decrease) in cash and cash equivalents
                                                                          (4,719)             15,600

Cash and cash equivalents at beginning of period                          15,240                 526
                                                                     ------------         ----------
Cash and cash equivalents at end of period                           $    10,521          $   16,126
                                                                     ------------         ----------
                                                                     ------------         ----------


        See accompanying notes to unaudited consolidated financial statements.

                          CLAREMONT TECHNOLOGY GROUP, INC.
                    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                    (UNAUDITED)

NOTE 1.  BASIS OF PRESENTATION
The financial information included herein for the three-month and nine-month periods ended March 31, 1998 and 1997 is unaudited; however, such information reflects all adjustments consisting only of normal recurring adjustments which are, in the opinion of management, necessary for a fair presentation of the financial position, results of operations and cash flows for the interim periods. The financial information as of June 30, 1997 is derived from the audited financial statements included in Claremont Technology Group, Inc.'s (the Company's) 1997 Annual Report on Form 10-K. The interim consolidated financial statements should be read in conjunction with the consolidated financial statements and the notes thereto included in the Company's 1997 Annual Report on Form 10-K.

The results of operations for the interim period presented are not necessarily indicative of the results to be expected for the full year. For ease of presentation, the periods ended March 27, 1998 and March 28, 1997 are referred to herein as ending March 31, 1998 and March 31, 1997, respectively.

NOTE 2.  BUSINESS LOAN AGREEMENT
In December 1997, the Company's business loan agreement (the "Agreement"), dated August 21, 1997, was amended to increase the total amount of available credit to $5,000 and to decrease the interest rate to the bank's reference rate, the offshore rate plus 1.75 percent or LIBOR plus 1.75 percent. In addition, the term of the Agreement, as amended, calls for the repayment of principal and interest in twenty successive monthly installments of $61 starting September 1, 1997. On March 31, 2000, any remaining principal and interest will be due. The line of credit portion of the Agreement has $3,000 available credit through September 1, 1998. At March 31, 1998, the Company had no amounts outstanding under the Agreement.

NOTE 3.  SHAREHOLDER RIGHTS PLAN
On February 5, 1998, the Board of Directors of the Company declared a dividend distribution of one Right for each outstanding share of the Company's Common Stock, no par value, on February 20, 1998. Each Right, when exercisable, entitles the registered holder to purchase from the Company one one-hundredth of a share of Series A Junior Participating Preferred Stock ("Preferred Stock") at a price of $82.50 per one-hundredth share, subject to adjustment. Initially, the Rights will be attached to all certificates representing shares of the Company's Common Stock, and no separate certificates evidencing the Rights will be distributed. The Rights will separate from the Common Stock and a distribution of Rights certificates will occur upon the earlier to occur of (i) 10 days following a public announcement that a person or group of affiliated or associated persons (an "Acquiring Person") has acquired, or obtained the right to acquire, beneficial ownership of 15 percent or more of the outstanding shares of the Company's Common Stock (the "Stock Acquisition Date") or (ii) 10 business days (or such later date as the Board of Directors may determine) following the commencement of a tender offer or exchange offer the consummation of which would result in the beneficial ownership by a person of 15 percent or more of the outstanding shares of the Company's Common Stock (the earlier of such dates being called the "Distribution Date").

The Rights are not exercisable until the Distribution Date and will expire at the close of business on February 5, 2008, unless earlier redeemed or exchanged by the Company. The Company may redeem the Rights in whole, but not in part, at any time until ten days following the Stock Acquisition Date, at a price of $0.01 per Right (payable in cash, Common Stock of the Company or other consideration deemed appropriate by the Board of Directors).

On April 8, 1998 the Company entered into an Amendment (the "First Amendment") to the Rights Agreement dated February 5, 1998 between the Company and ChaseMellon Shareholder Services, L.L.C. to the effect that neither Complete Business Solutions, Inc. ("CBSI") or any of their affiliates shall become an Acquiring Person (as defined in the Rights Agreement) by reason of the execution of a merger agreement. (See Note 7).

NOTE 4. SUPPLEMENTAL CASH FLOW AND NON-CASH INVESTING AND FINANCING INFORMATION Supplemental disclosure of cash flow information is as follows:


                                                  Nine Months Ended March 31,
                                                  ---------------------------
                                                       1998           1997
                                                   ------------    ----------
Cash paid during the period for income taxes         $   875        $   818
Cash paid during the period for interest                  76            175
Stock issued in connection with acquisition            2,295              -


NOTE 5.  EARNINGS PER SHARE
Beginning December 31, 1997, basic earnings per share (EPS) and diluted EPS are computed using the methods prescribed by Statement of Financial Accounting Standard No. 128, EARNINGS PER SHARE (SFAS 128). Basic EPS is calculated using the weighted average number of common shares outstanding for the period and diluted EPS is computed using the weighted average number of common shares and
dilutive common equivalent shares outstanding.   Prior period amounts have been
restated to conform with the presentation requirements of SFAS 128. Following is a reconciliation of basic EPS and diluted EPS:


Three Months Ended March 31,               1998                                          1997
---------------------------------          -------------------------------------         ------------------------------------
                                                                            Per                                          Per
                                            Income                         Share         Income                         Share
BASIC EPS                                    (Loss)        Shares         Amount          (Loss)        Shares         Amount
---------                                  -------------------------------------         ------------------------------------
Income (loss) available to Common
 Shareholders                              $(6,908)         8,690         $(0.79)        $1,296          7,913          $0.16
                                                                          ------                                        -----
DILUTED EPS
Effect of dilutive stock options                 -              -                             -          2,011
                                           ----------------------                        ---------------------
Income (loss) available to Common
 Shareholders                              $(6,908)         8,690         $(0.79)        $1,296          9,924          $0.13
                                                                          ------                                        -----


Nine Months Ended March 31,                1998                                          1997
---------------------------------          -------------------------------------         ------------------------------------
                                                                            Per                                          Per
                                            Income                         Share         Income                         Share
BASIC EPS                                    (Loss)        Shares         Amount          (Loss)        Shares         Amount
---------                                  -------------------------------------         ------------------------------------
Income (loss) available to Common
 Shareholders                              $(5,860)         8,530         $(0.69)        $3,813          7,366          $0.52
                                                                          ------                                        -----
DILUTED EPS
Effect of dilutive Stock Options                 -              -                             -          2,307
                                           ----------------------                        ---------------------
Income (loss) available to Common
 Shareholders                              $(5,860)         8,530         $(0.69)        $3,813          9,673          $0.40
                                                                          ------                                        -----


NOTE 6.  RECLASSIFICATIONS
Certain amounts in the prior year financial statements have been reclassified to conform to the current year presentation.

NOTE 7.  SUBSEQUENT EVENT
On April 9, 1998, the Company announced the signing of a definitive merger agreement with CBSI for approximately 7.2 million shares of CBSI common stock, recently valued at approximately $285 million. Completion of the merger is subject to governmental filings and formal approval of both CBSI's and the Company's shareholders. The merger is currently expected to close in the third calendar quarter of 1998. Based on CBSI's average per share closing price for the 20 consecutive trading days ending on the fourth full trading day prior to final closing of the merger, shareholders of the Company's Common Stock will receive between 0.617849 and 0.8359133 shares of CBSI Common Stock for each share of the Company's Common Stock. Based on a recent CBSI price of $30.219 per share, shareholders of the Company's Common Stock would receive .8359133 shares of CBSI for each share of the Company's Common Stock held.

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

RESULTS OF OPERATIONS
The following table sets forth, for the periods indicated, certain financial data as a percentage of total revenue:


                                                        THREE MONTHS ENDED             NINE MONTHS ENDED
                                                             MARCH 31,                     MARCH 31,
                                                        -------------------           -------------------
                                                        1998           1997           1998           1997
                                                        ----           ----           ----           ----
Revenue:
     Professional fees                                    96 %           99 %           95 %           98 %
     Resold products and services                          1              -              1              1
     Other                                                 3              1              4              1
                                                        ----           ----           ----           ----
          Total revenue                                  100            100            100            100
Costs and expenses:
     Project costs and expenses                           56             54             55             51
     Resold products and services                          1              -              2              1
     Other costs of revenue                                2              -              2              -
     Selling, general and administrative                  38             35             38             35
     Non-recurring charges                                34              -             11              -
                                                        ----           ----           ----           ----
          Total costs and expenses                       131             89            108             87
                                                        ----           ----           ----           ----
          Income (loss) from operations                  (31)            11             (8)            13
Other income, net                                          -              1              -              1
                                                        ----           ----           ----           ----
          Income (loss) before income taxes              (31)            12             (8)            14
Income tax expense                                         -             (5)            (1)            (6)
                                                        ----           ----           ----           ----
          Net income (loss)                              (31)%            7 %           (9)%            8 %
                                                        ----           ----           ----           ----
                                                        ----           ----           ----           ----


The Company's revenue consists primarily of professional fees (including license fees for Claremont's reusable software modules), and to a lesser extent resold hardware and software products and resold contract services and other revenue. Other revenue consists of license fees and maintenance fees, which began in December 1996 and service bureau revenue associated with the Company's acquisition of OpTex in July 1997. The Company's professional fees increased 19.0% to $21.7 million for the three months ended March 31, 1998 compared to $18.2 million for the three months ended March 31, 1997. Professional fees increased 33.0% to $63.0 million for the nine months ended March 31, 1998 compared to $47.4 million for the nine months ended March 31, 1997. Professional fees increased primarily due to an increase in the number of projects performed both for new and existing clients. The manufacturing and state and local government practices contributed a majority of the increases. Revenue from foreign operations increased to $1.2 million and $4.8 million, respectively, for the three and nine month periods ended March 31, 1998, compared to $0.9 million and $4.0 million, respectively, for the comparable periods ended March 31, 1997. The increase resulted primarily from a full period inclusion of results from foreign acquisitions that occurred in fiscal 1997. The Company's top five clients accounted for 43% of revenues for the nine months ended March 31, 1998 compared to 45% for the nine months ended March 31, 1997. Resold products and services are offered to clients on an as-needed basis and are resold with little or no mark-up. The Company does not expect resold products and services to contribute materially to its income from operations, and generally expects to make little or no profit on such products and services. The Company expects to provide such products and services only as an accommodation to the Company's clients as requested for particular projects.

Project costs and expenses consist primarily of salaries and employee benefits for personnel dedicated to client projects and associated overhead costs including equipment depreciation and amortization. Project costs and expenses increased to $12.7 million and $36.8 million, respectively (59% and 58% of professional fees, respectively), for the three and nine month periods ended March 31, 1998 from $9.9 million and $24.8 million, respectively (54% and 52% of professional fees, respectively), for the comparable periods ended March 31, 1997. The increases in absolute dollars and as a percentage of professional fees, are primarily a result of lower utilization rates during the quarter and year to date 1998 periods compared to the prior year periods as well as approximately $0.2 million of severance and warranty costs recognized during the third quarter of 1998.

Selling, general and administrative costs and expenses consist of costs associated with the Company's executive staff, finance, facilities and human resources departments (collectively, "Administrative Personnel"), travel and business development costs. Selling, general and administrative costs and expenses increased to $8.7 million and $25.4 million, respectively (40% and 40% of professional fees, respectively), for the three and nine month periods ended March 31, 1998 from $6.4 million and $16.6 million, respectively (35% and 35% of professional fees, respectively), for the comparable periods ended March 31, 1997. The increase is due to increases in professional development and recruiting expenses associated with the increased professional personnel, increased facility expenses associated with increased space needs resulting from increased software development efforts performed at Company facilities rather than at client locations and increased numbers of Administrative Personnel. Additionally, there was approximately $0.6 million of bad debt expense and other costs associated with reserves established against accounts receivable and revenue earned in excess of billings for certain long-term contracts. Selling, general and administrative costs and expenses for the nine months ended March 31, 1998 also include $360,000 related to the write-off of in-process research and development related to the OpTex acquisition.

The Company had a total of 780 professional and administrative personnel at March 31, 1998.

During the third quarter of 1998, the Company recorded a non-recurring charge of $7.5 million. The charge consisted primarily of $1.2 million in severance payments associated with the executive changes announced in February 1998 and a 5% reduction in force, $4.3 million reduction in the capitalized software associated with the Communications Practice's Premost billing product and $2.0 million associated with the streamlining of worldwide operations and impairment of certain long-lived and fixed assets. The reduction of the capitalized software amount associated with the Premost billing product was based on management's identification of the lack of evidence of a viable sales pipeline for this product.

During the third quarter of 1998, the Company did not record a tax benefit associated with the loss for the period, as the benefit of the loss in the U.S. jurisdictions was offset by the reversal of previously recorded foreign tax benefits related to foreign loss carryforwards. During the quarter, it was determined that it is no longer more likely than not that the benefit of the available loss carryforwards will be realized. In addition, the Company did not record a benefit for current period foreign losses because management believes it is more likely than not that no benefit for the losses will be realized in the near-term.

LIQUIDITY AND CAPITAL RESOURCES
Cash decreased $4.7 million during the first nine months of fiscal 1998 primarily as a result of $3.2 million related to acquisitions, $3.3 million for the purchase of property and equipment,

$4.2 million for software development costs and $1.4 million payments on debt, offset by $6.7 million provided by operations and $0.7 million provided by the exercise of stock options.

At March 31, 1998, the Company had working capital of $26.6 million, including $10.5 million of cash and cash equivalents. The Company's current ratio decreased to 3.7:1 at March 31, 1998 from 5.5:1 at June 30, 1997.

Accounts receivable decreased $2.3 million to $11.5 million at March 31, 1998 from $13.8 million at June 30, 1997 primarily as a result of increased collection efforts by the Company. Days sales outstanding were 54 at March 31, 1998 compared to 66 at June 30, 1997. The Company experienced an increase in past due accounts (defined as accounts outstanding more than 60 days) to $1.0 million at March 31, 1998 compared to $529,000 at June 30, 1997.

Revenue earned in excess of billings, which represents amounts due to the Company under certain long-term contracts, primarily from government entities, that can not be billed until certain milestones are met, increased $3.2 million to $9.7 million at March 31, 1998 from $6.5 million at June 30, 1997. Of the $9.7 million, $8.1 million is related to two clients, California PERS and Mississippi PERS. The Company continues to work closely with its clients to attempt to reduce the collection cycle of this asset group.

During the first nine months of fiscal 1998, the Company had capital expenditures of $3.3 million, primarily related to furniture and personal computers, and $4.2 million associated with the capitalization of software development costs. As of March 31, 1998, the Company did not have any material commitments for capital expenditures.

As of March 31, 1998, the Company had a total of $7.4 million of capitalized software development costs associated with Clarety, one of the Company's reusable software modules. The Clarety product includes various third party software components some of which have incurred technological advancements. The Company is evaluating the design work of Clarety to quantify the amount of rework, if any, necessary to stay aligned with the technology market place and to keep Clarety as a viable solution. To the extent capitalized software development costs are greater than the potential revenue associated with the developed software, the Company would be required to immediately expense such excess amount under SFAS 86. The amount of the excess required to be expensed in any particular period may be as much as the total amount of capitalized software development costs then carried on the Company's balance sheet, depending on the potential revenue associated with the developed software at such time. Recognition of such expenses, if any, could have a material adverse effect on the Company's results of operations.

Goodwill increased to $3.0 million at March 31, 1998 from $30 at June 30, 1997 as a result of acquisitions that occurred during the first quarter of fiscal 1998.

In December 1997, the Company's business loan agreement (the "Agreement"), dated August 21, 1997, was amended to increase the total amount of available credit to $5,000 and to decrease the interest rate to the bank's reference rate, the offshore rate plus 1.75 percent or LIBOR plus 1.75 percent. In addition, the term of the Agreement, as amended, calls for the repayment of principal and interest in twenty successive monthly installments of

$61 starting September 1, 1997. On March 31, 2000, any remaining principal and interest will be due. The line of credit portion of the Agreement has $3,000 available credit through September 1, 1998. At March 31, 1998, the Company had no balance outstanding under the Agreement. The Agreement is secured by all machinery and equipment and receivables of the Company and contains certain financial ratio and other covenants. As of the date of this report, the Company was in compliance with all such covenants.

On April 9, 1998, the Company announced the signing of a definitive merger agreement with Complete Business Solutions, Inc. ("CBSI") for approximately 7.2 million shares of CBSI common stock, recently valued at approximately $285 million. Completion of the merger is subject to governmental filings and formal approval of both CBSI's and the Company's shareholders. The merger is currently expected to close in the third calendar quarter of 1998. Based on CBSI's average per share closing price for the 20 consecutive trading days ending on the fourth full trading day prior to final closing of the merger, shareholders of the Company's Common Stock will receive between 0.617849 and 0.8359133 shares of CBSI Common Stock for each share of the Company's Common Stock. Based on a recent CBSI price of $39.3125 per share, shareholders of the Company's Common Stock would receive 0.6868 shares of CBSI for each share of the Company's Common Stock held.

NEW ACCOUNTING PRONOUNCEMENTS
In October 1997, the AICPA issued Statement of Position (SOP) 97-2, "Software Revenue Recognition", which supercedes SOP 91-1. The Company will adopt SOP 97-2 for software transactions entered into beginning July 1, 1998. SOP 97-2 generally requires revenue earned on software arrangements involving multiple elements to be allocated to each element based on the relative fair values of the elements. The revenue allocated to software products generally is recognized upon delivery of the products. The revenue allocated to post-contract customer support generally is recognized ratably over the term of the support and revenue allocated to service elements generally is recognized as the services are performed. The impact on the Company's consolidated financial statements is not expected to be material.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

None.


                            PART II - OTHER INFORMATION

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a) The exhibits filed as part of this report are listed below:

     Exhibit No. and Description
     ---------------------------
     10    Amendment No. 2 to Business Loan Agreement, incorporated by reference to the Company's Form 10-Q for the period ended December 26, 1997 and as filed with the Securities and Exchange Commission on February 9,
           1998.
     27.1  Financial Data Schedule
     27.2  Financial Data Schedule
     27.3  Financial Data Schedule
     27.4  Financial Data Schedule

(b) Reports on Form 8-K:
     The Company filed a report on Form 8-K under Item 5. Other Events, dated February 5, 1998 and as filed with the Securities and Exchange Commission on February 19, 1998.

SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


Date:  May 7, 1998                 CLAREMONT TECHNOLOGY GROUP, INC.

                                   By: /s/ STEPHEN M. CARSON
                                      ----------------------------------------
                                   Stephen M. Carson
                                   President, Chief Operating Officer and
                                   Chief Financial Officer
                                   (Principal Executive Officer and
                                   Principal Financial and Accounting Officer)